Form 10-Q
period 1996-03-31
SCOTIA PACIFIC HOLDING CO
filed 1996-05-08
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                      Commission File Number 33-55538


                       SCOTIA PACIFIC HOLDING COMPANY
           (Exact name of Registrant as specified in its charter)



           DELAWARE                          74-2652575
 (State or other jurisdiction             (I.R.S. Employer
      of incorporation or              Identification Number)
         organization)


         P. O. BOX 712                          95565
  125 MAIN STREET, 2ND FLOOR                 (Zip Code)
      SCOTIA, CALIFORNIA
     (Address of Principal
      Executive Offices)


     Registrant's telephone number, including area code: (707) 764-2330


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /X/   No /  /


    Number of shares of common stock outstanding at May 1, 1996:  3,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.
                       SCOTIA PACIFIC HOLDING COMPANY

                                   INDEX


PART I. - FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Balance Sheet at March 31, 1996 and December 31, 1995        3
          Statement of Income for the three months ended
               March 31, 1996 and 1995                                 4
          Statement of Cash Flows for the three months ended
               March 31, 1996 and 1995                                 5
          Condensed Notes to Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      11
     Item 5.   Other Information                                      11
     Item 6.   Exhibits and Reports on Form 8-K                       11
     Signatures                                                      S-1


                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET

              (In thousands of dollars, except share amounts)



                                                                                     March 31,    December 31,
                                                                                       1996           1995
                                                                                   ------------   ------------
                                                                                    (Unaudited)
                                     ASSETS

Current assets:
     Cash and cash equivalents                                                     $     5,218    $    21,542
     Receivables:
          Due from Pacific Lumber                                                        7,725          4,471
          Accrued interest                                                                  85            157
     Prepaid timber harvesting costs and other current assets                            1,975          2,020
                                                                                   ------------   ------------
          Total current assets                                                          15,003         28,190
Timber and timberlands, net of depletion of $132,063 and $129,666 at March 31,
     1996 and December 31, 1995, respectively                                          177,401        179,364
Property and equipment, net of accumulated depreciation of $4,894 and $4,873 at
     March 31, 1996 and December 31, 1995, respectively                                  3,753          3,804
Deferred financing costs, net                                                           15,642         15,954
Deferred income taxes                                                                   32,388         32,683
Restricted cash                                                                         31,067         31,367
                                                                                   ------------   ------------
                                                                                   $   275,254    $   291,362
                                                                                   ============   ============

                    LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                                                         $       121    $       825
     Accrued interest                                                                    5,283         12,375
     Other accrued liabilities                                                             803          1,136
     Long-term debt, current maturities                                                 14,322         14,103
                                                                                   ------------   ------------
          Total current liabilities                                                     20,529         28,439
Long-term debt, less current maturities                                                327,418        336,130
                                                                                   ------------   ------------
          Total liabilities                                                            347,947        364,569
                                                                                   ------------   ------------
Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares authorized and issued                       3              3
     Excess of liabilities assumed and common stock issued over assets
          contributed                                                                  (59,376)       (59,376)
     Cumulative activity since inception                                               (13,320)       (13,834)
                                                                                   ------------   ------------
          Total deficiency in net assets                                               (72,693)       (73,207)
                                                                                   ------------   ------------
                                                                                   $   275,254    $   291,362
                                                                                   ============   ============



                            The accompanying notes are an integral part of these financial statements.


/TABLE

                                                  SCOTIA PACIFIC HOLDING COMPANY

                                                        STATEMENT OF INCOME
                                                            (UNAUDITED)




                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                   ---------------------------
                                                                                       1996           1995
                                                                                   ------------   ------------
                                                                                    (In thousands of dollars)
Log sales to Pacific Lumber                                                        $    20,060    $    16,206
                                                                                   ------------   ------------

Operating expenses:
     General and administrative                                                          1,583          1,562
     Depletion and depreciation                                                          2,450          2,556
                                                                                   ------------   ------------
                                                                                         4,033          4,118
                                                                                   ------------   ------------

Operating income                                                                        16,027         12,088

Other income (expense):
     Interest and other income                                                             723            735
     Interest expense                                                                   (7,141)        (7,389)
                                                                                   ------------   ------------
Income before income taxes                                                               9,609          5,434
Provision in lieu of income taxes                                                       (3,944)        (2,230)
                                                                                   ------------   ------------
Net income                                                                         $     5,665    $     3,204
                                                                                   ============   ============



                                 The accompanying notes are an integral part of these financial statements.


                                                  SCOTIA PACIFIC HOLDING COMPANY

                                                      STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)




                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                    ---------------------------
                                                                                        1996           1995
                                                                                    ------------   ------------
                                                                                     (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $     5,665    $     3,204
     Adjustments to reconcile net income to net cash provided by (used for)
          operating activities:
          Provision in lieu of income taxes                                               3,944          2,230
          Depletion and depreciation                                                      2,450          2,556
          Amortization of deferred financing costs                                          312            286
          Decrease in accrued interest                                                   (7,092)        (7,358)
          Increase in receivables                                                        (3,182)        (1,387)
          Decrease in amounts due to Pacific Lumber                                        (704)           (80)
          Increase (decrease) in other accrued liabilities                                 (333)            30
          Other                                                                              47            (63)
                                                                                    ------------   ------------
               Net cash provided by (used for) operating activities                       1,107           (582)
                                                                                    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                                        32              -
     Capital expenditures                                                                  (470)          (316)
                                                                                    ------------   ------------
               Net cash used for investing activities                                      (438)          (316)
                                                                                    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash deposits, net                                                          300             77
     Principal payments on Timber Notes                                                  (8,493)        (8,235)
     Dividends paid                                                                      (8,800)        (5,900)
                                                                                    ------------   ------------
               Net cash used for financing activities                                   (16,993)       (14,058)
                                                                                    ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (16,324)       (14,956)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         21,542         20,160
                                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $     5,218    $     5,204
                                                                                    ============   ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Assumption of net tax liabilities by Pacific Lumber                            $     3,649    $     1,907

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                  $    13,921    $    14,461



                            The accompanying notes are an integral part of these financial statements.

/TABLE

                       SCOTIA PACIFIC HOLDING COMPANY

                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                         (In thousands of dollars)

1.        GENERAL

          The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by Scotia Pacific Holding Company (the "Company") with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of The Pacific Lumber Company ("Pacific Lumber"). Pacific Lumber is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI"), which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Company's Timber Notes.

          At March 31, 1996 and December 31, 1995, cash and cash equivalents also includes $4,578 and $19,742, respectively, which is restricted for debt service payments on the succeeding Note Payment date for the Timber Notes.

3.        CONTINGENCIES

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the pending final designation of critical habitat for the marbled murrelet (described below), which could have a material adverse effect on the Company's financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell logs or timber (see below).

          In 1995, the U.S. Fish and Wildlife Service (the "USFWS") published its proposed final designation ("Proposed Designation") of critical habitat for the marbled murrelet, seeking to designate over four million acres as critical habitat for the marbled murrelet, including approximately 25,000 acres of the Company's timberlands. The Proposed Designation was subject to a 60-day comment period and Pacific Lumber filed comments vigorously opposing the Proposed Designation. The USFWS has not yet published its final designation of critical habitat for the marbled murrelet but is under court order to do so by May 15, 1996. The Company is unable to predict when or if it will be able to harvest on any acreage finally designated as critical habitat. Furthermore, it is impossible for the Company to determine the potential adverse impact of such designation on the Company's financial position, results of operations or liquidity until such time as the Proposed Designation is finalized and related regulatory and legal issues are fully resolved. However, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on its financial position, results of operations or liquidity. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking.

          There continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the federal Endangered Species Act and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's financial position, results of operations or liquidity.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The first ten-year period began in May 1994. Pacific Lumber is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands and the Company is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require Pacific Lumber to reduce (or permit it to increase) its timber harvest in future years from the average annual harvest that it has experienced in recent years (including that relating to the Company's timberlands). The Company and Pacific Lumber believe that they would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and by increasing the productivity of their timberlands, although there can be no assurance that they would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to certain of the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs and other harvesting operations. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's financial position, results of operations or liquidity. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's financial position, results of operations or liquidity.

          The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

4.        DEFICIENCY IN NET ASSETS

          A reconciliation of the cumulative activity component of the Company's Deficiency in Net Assets is as follows:


                                                        Three Months
                                                           Ended
                                                         March 31,
                                                            1996
                                                      ---------------
Balance at beginning of period                        $      (13,834)
Net income                                                     5,665
Assumption of net tax liabilities by
     Pacific Lumber                                            3,649
Dividends paid                                                (8,800)
                                                      ---------------
Balance at end of period                              $      (13,320)
                                                      ===============


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          In order to take account of the relative values of the species and categories of timber included in the Company Timber, the Mbfe concept was developed for use in structuring the Timber Notes. Under the Mbfe concept, one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price (as defined below) applicable to such species and category for the first half of 1992 by the SBE Price applicable to residual old growth redwood for the first half of 1992.

          The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is published by the California State Board of Equalization at six month intervals for purposes of computing yield taxes imposed on the harvesting of timber. SBE Prices are established by the State of California for tax purposes and are intended by the taxing authorities to represent average actual log prices (adjusted for an estimated timber industry inflation factor) between unrelated parties during the approximate twenty-four month period ended sixty days prior to the date such SBE Prices are published. SBE Prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

          Logging operations on the Company's timberlands are highly seasonal. Logging activity is normally significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to reflect that seasonality.

          Log sales to Pacific Lumber
          Revenues from the sale of logs were $20.1 million and $16.2 million for the three months ended March 31, 1996 and 1995, respectively. The volume of log deliveries for such periods represented approximately 29,700 Mbfe and 28,700 Mbfe, respectively. The increase in revenues was due to a 20% increase in average realized SBE Prices along with the higher volume of log deliveries (see "--Trends").

          Operating income
          Operating income was $16.0 million and $12.1 million for the three months ended March 31, 1996 and 1995, respectively. This increase was principally due to the increase in log sales as discussed above.

          Income before income taxes
          Income before income taxes was $9.6 million and $5.4 million for the three months ended March 31, 1996 and 1995, respectively. This increase was principally due to the increase in operating income.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          In January 1996, the Company repaid approximately $8.5 million of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company paid $8.8 million of dividends to Pacific Lumber during the three months ended March 31, 1996. At March 31, 1996, the Indenture permitted the payment of $4.9 million of dividends, which were paid in April 1996.

TRENDS

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the pending final designation of critical habitat for the marbled murrelet (see Note 3 to the Financial Statements set forth in Part I, Item 1 of this Report), which could have a material adverse effect on the Company's financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell logs or timber. See also Note 3 to the Financial Statements set forth in Part I, Item 1 of this Report.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.

          See also Part II, Item 1. "Legal Proceedings -- Timber Harvesting Litigation" regarding a government takings action recently filed by the Company and additional takings claims which could be filed by Pacific Lumber and its subsidiaries, including the Company.


                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet action, on April 3, 1996, the Court granted a preliminary injunction preventing harvesting on the eight THPs to the extent each relies on the Owl Plan; Pacific Lumber is appealing the preliminary injunction.

          On May 7, 1996, the Company, Pacific Lumber and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et. al. v. The United States of America in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" over 3,800 acres of Pacific Lumber's old growth timberlands through its application of the ESA (including approximately 1,000 acres of the Company's timberlands on which Pacific Lumber has harvesting rights). The Company, Pacific Lumber and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. Pacific Lumber and its subsidiaries, including the Company, intend to file additional takings claims with respect to any of their timberlands which are finally designated as critical habitat for the marbled murrelet.

ITEM 5.   OTHER INFORMATION
     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K:

          None.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                             SCOTIA PACIFIC HOLDING COMPANY




Date: May 8, 1996   By:          /s/ GARY L. CLARK
                         ----------------------------------------
                                     Gary L. Clark
                      Vice President - Finance and Administration