Form 10-Q
period 1996-06-30
SCOTIA PACIFIC HOLDING CO
filed 1996-08-13
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


   Number of shares of common stock outstanding at August 1, 1996: 3,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.


                                   INDEX


PART I. - FINANCIAL INFORMATION                                      PAGE
     Item 1.   Financial Statements

          Balance Sheet at June 30, 1996 and December 31, 1995        3
          Statement of Income for the three and six months
               ended June 30, 1996 and 1995                           4
          Statement of Cash Flows for the six months ended
               June 30, 1996 and 1995                                 5
          Condensed Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceeding                                       11
     Item 5.   Other Information                                      11
     Item 6.   Exhibits and Reports on Form 8-K                       11
     Signatures                                                      S-1


                               BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)



                                                      June 30,     December 31,
                                                        1996           1995
                                                   ------------   ------------
                                                    (Unaudited)
                      ASSETS

Current assets:
     Cash and cash equivalents                     $     12,241   $     21,542
     Receivables:
          Due from Pacific Lumber                        15,217          4,471
          Accrued interest                                  100            157
     Prepaid timber harvesting costs and other
          current assets                                  2,204          2,020
                                                   ------------   ------------
          Total current assets                           29,762         28,190
Timber and timberlands, net of depletion of
     $136,361 and $129,666 at June 30, 1996
     and December 31, 1995, respectively                173,343        179,364
Property and equipment, net of accumulated
     depreciation of $5,056 and $4,873 at
     June 30, 1996 and December 31, 1995,
     respectively                                         3,804          3,804
Deferred financing costs, net                            15,330         15,954
Deferred income taxes                                    31,514         32,683
Restricted cash                                          31,067         31,367
                                                   ------------   ------------
                                                   $    284,820   $    291,362
                                                   ============   ============

     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                         $        325   $        825
     Accrued interest                                    12,075         12,375
     Other accrued liabilities                            1,272          1,136
     Long-term debt, current maturities                  14,322         14,103
                                                   ------------   ------------
          Total current liabilities                      27,994         28,439
Long-term debt, less current maturities                 327,418        336,130
                                                   ------------   ------------
          Total liabilities                             355,412        364,569
                                                   ------------   ------------

Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                               3              3
     Excess of liabilities assumed and common
          stock issued over assets
          contributed                                   (59,376)       (59,376)
     Cumulative activity since inception                (11,219)       (13,834)
                                                   ------------   ------------
          Total deficiency in net assets                (70,592)       (73,207)
                                                   ------------   ------------
                                                   $    284,820   $    291,362
                                                   ============   ============


     The accompanying notes are an integral part of these financial statements.



                            STATEMENT OF INCOME
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)




                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                    ----------------------------  ----------------------------
                                         1996           1995           1996            1995
                                    ------------   ------------   ------------    ------------
 Log sales to Pacific Lumber        $     37,206   $     23,564   $     57,266    $     39,770
                                    ------------   ------------   ------------    ------------

 Operating expenses:
      General and administrative           1,994          1,907          3,577           3,469
      Depletion and depreciation           4,461          3,189          6,911           5,745
                                    ------------   ------------   ------------    ------------
                                           6,455          5,096         10,488           9,214
                                    ------------   ------------   ------------    ------------

 Operating income                         30,751         18,468         46,778          30,556

 Other income (expense):
      Interest and other income              728            776          1,451           1,511
      Interest expense                    (7,104)        (7,353)       (14,245)        (14,742)
                                    ------------   ------------   ------------    ------------
 Income before income taxes               24,375         11,891         33,984          17,325

 Provision in lieu of income
      taxes                              (10,005)        (4,882)       (13,949)         (7,112)
                                    ------------   ------------   ------------    ------------

 Net income                         $     14,370   $      7,009   $     20,035    $     10,213
                                    ============   ============   ============    ============


The accompanying notes are an integral part of these financial statements.




                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)



                                                         Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                        1996           1995
                                                   ------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                   $     20,035   $     10,213
      Adjustments to reconcile net income to net
           cash provided by operating activities:
           Provision in lieu of income taxes             13,949          7,112
           Depletion and depreciation                     6,911          5,745
           Amortization of deferred financing
                costs                                       624            571
           Increase in other accrued liabilities            136            291
           Increase in receivables                      (10,689)        (6,142)
           Decrease in accrued interest                    (300)          (291)
           Decrease in amounts due to Pacific
                 Lumber                                    (500)           (73)
           Other                                           (182)           (41)
                                                   ------------   ------------
                Net cash provided by operating
                     activities                          29,984         17,385
                                                   ------------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Net proceeds from sale of assets                       32              -
      Capital expenditures                                 (924)          (605)
                                                   ------------   ------------
                Net cash used for investing
                     activites                             (892)          (605)
                                                   ------------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Restricted cash withdrawals, net                      300             77
      Dividends paid                                    (30,200)       (14,600)
      Principal payments on Timber Notes                 (8,493)        (8,235)
                                                   ------------   ------------
                Net cash used for financing
                     activities                         (38,393)       (22,758)
                                                   ------------   ------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS               (9,301)        (5,978)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        21,542         20,160
                                                   ------------   ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     12,241   $     14,182
                                                   ============   ============

 SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
      FINANCING ACTIVITIES:
      Assumption of net tax liabilities by
           Pacific Lumber                          $     12,780   $      5,880

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
      Interest paid                                $     13,921   $     14,462


The accompanying notes are an integral part of these financial statements.




                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by Scotia Pacific Holding Company (the "Company") with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Any capitalized terms used but not defined in the following Condensed Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of The Pacific Lumber Company ("Pacific Lumber"). Pacific Lumber is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI") which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Company's Timber Notes.

          At June 30, 1996 and December 31, 1995, cash and cash equivalents also includes $11,327 and $19,742, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes. In January 1996 and July 1996, the Company repaid $8,493 and $5,610, respectively, of the aggregate principal amount outstanding on the Timber Notes.

3.        CONTINGENCIES

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet (described below), which could have a material adverse effect on the Company's financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell logs or timber.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 25,000 acres of the Company's (privately owned) timberlands are included in the Final Designation, the substantial portion of such 25,000 acres being young growth timber. Pacific Lumber's wildlife surveys to date (based upon current survey protocols) have indicated that the Company has approximately 1,200 acres of Company Timber which is occupied marbled murrelet habitat, the bulk of it falling within the area of the Company's Timberlands covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber has attempted over the last few years to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP").
The USFWS has given unfavorable responses to Pacific Lumber's Murrelet HCP efforts. For this reason and a variety of others, Pacific Lumber and its subsidiaries, including the Company, have filed an action alleging that certain portions of the Company's Timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings--Timber Harvesting Litigation").

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's financial position, results of operations or liquidity until such time as the related regulatory and legal issues are fully resolved. However, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such effect could be material. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking.

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

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. Pacific Lumber is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands (including enhancements to productivity which could be achieved by a variety of methods) and the Company is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require Pacific Lumber to reduce its timber harvest in future years from the average annual harvest that it has experienced in recent years (including that relating to the Company's timberlands). The Company and Pacific Lumber believe that they would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands, although there can be no assurance that they would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

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

4.        DEFICIENCY IN NET ASSETS

          A reconciliation of the cumulative activity component of the Company's Deficiency in Net Assets is as follows:



                                                          Six Months
                                                            Ended
                                                           June 30,
                                                             1996
                                                        ------------
Balance at beginning of period                          $    (13,834)
Net income                                                    20,035
Assumption of net tax liabilities by Pacific Lumber           12,780
Dividends paid                                               (30,200)
                                                        ------------
Balance at end of period                                $    (11,219)
                                                        ============



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

          Log sales to Pacific Lumber
          Net sales from logs were $37.2 million and $23.6 million for the second quarter of 1996 and 1995, respectively. The volume of log deliveries for such periods represented approximately 54,000 Mbfe and 39,600 Mbfe, respectively. Net sales from logs were $57.3 million and $39.8 million for the six months ended June 30, 1996 and 1995, respectively. The volume of log deliveries for such periods represented approximately 83,700 Mbfe and 68,300 Mbfe, respectively. The increase in revenues for the quarter and six months ended June 30, 1996 compared to the same periods in 1995 is due to a higher volume of log deliveries and an approximate 15% increase in average realized prices (see "--Trends").

          Operating income
          Operating income was $30.8 million and $18.5 million for the second quarter of 1996 and 1995, respectively. Operating income was $46.8 million and $30.6 million for the six months ended June 30, 1996 and 1995, respectively. These increases were primarily due to the increases in log sales, as discussed above.

          Income before income taxes
          Income before income taxes was $24.4 million and $11.9 million for the second quarter of 1996 and 1995, respectively. Income before income taxes was $34.0 million and $17.3 million for the six months ended June 30, 1996 and 1995, respectively. These increases were primarily due to the increases in operating income.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          In January 1996 and July 1996, the Company repaid approximately $8.5 million and $5.6 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company paid $30.2 million of dividends to Pacific Lumber during the six months ended June 30, 1996. At June 30, 1996, the Indenture permitted the payment of $6.7 million of dividends which were paid on July 22, 1996.

TRENDS

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the resolution of issues relating to the Final Designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell logs or timber. See also Note 3 of the Condensed Notes to Financial Statements set forth in Part I, Item and Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation" for further information, including a government takings action recently filed the Company and additional takings claims which could be filed by Pacific Lumber and its subsidiaries, including the Company.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.

                         PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet action, on May 7, 1996, the U. S. Ninth Circuit Court of Appeals reversed the preliminary injunction order concerning harvesting pursuant to exemptions for forest health. In addition to appealing the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan, Pacific Lumber has obtained reapproval of two of the THPs without reliance on the Owl Plan and has received confirmation from the Court that these two THPs are not subject to the preliminary injunction. Pacific Lumber continues to review and seek reapproval of the THPs covered by the April 3, 1996 preliminary injunction.

          In connection with The Pacific Lumber Company, et al. v. The United States of America, the Court has granted the parties' agreed motion to stay this action until September 15, 1996 in order to negotiate a possible settlement involving approximately 4,500 acres of Pacific Lumber's timberlands (none of which is owned by the Company), including a 3,000 acre stand of virgin old growth timber often referred to as the "Headwaters Forest." Settlement discussions have commenced. On July 23, 1996, EPIC and the Sierra Club filed a motion to intervene in this lawsuit.

          In connection with Lost Coast League v. The California Department of Forestry, et al., on June 19, 1996, the Court dissolved the injunction concerning the THP and awarded costs to the defendants. On June 28, 1996, the Court of Appeal reinstated the injunction on the THP, pending review. On July 22, 1996, the Court of Appeal dissolved the injunction and denied plaintiff's appeal.

ITEM 5.        OTHER INFORMATION

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


                                SCOTIA PACIFIC HOLDING COMPANY




Date: August 13, 1996         By:        GARY L. CLARK
                                  ------------------------------
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration