Form 10-Q
period 1996-09-30
SCOTIA PACIFIC HOLDING CO
filed 1996-11-12
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


  Number of shares of common stock outstanding at November 1, 1996: 3,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                                   INDEX


PART I. - FINANCIAL INFORMATION                                        PAGE

     Item 1.   Financial Statements

          Balance Sheet at September 30, 1996 and December 31, 1995 3 Statement of Income for the three and nine months ended
               September 30, 1996 and 1995                            4
          Statement of Cash Flows for the nine months ended
               September 30, 1996 and 1995                            5
          Condensed Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      12
     Item 6.   Exhibits and Reports on Form 8-K                       13
     Signatures                                                       S-1

                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)




                                                  September 30,  December 31,
                                                       1996          1995
                                                  ------------- -------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $      6,796  $     21,542
     Receivables:
          Due from Pacific Lumber                       12,929         4,471
          Accrued interest                                  78           157
     Prepaid timber harvesting costs and other
          current assets                                 2,314         2,020
                                                  ------------- -------------
          Total current assets                          22,117        28,190
Timber and timberlands, net of depletion of
     $141,420 and $129,666 at September 30, 1996
     and December 31, 1995, respectively               168,523       179,364
Property and equipment, net of accumulated
     depreciation of $5,218 and $4,873 at
     September 30, 1996 and December 31, 1995,
     respectively                                        4,146         3,804
Deferred financing costs, net                           15,019        15,954
Deferred income taxes                                   30,706        32,683
Restricted cash                                         30,453        31,367
                                                  ------------- -------------
                                                  $    270,964  $    291,362
                                                  ============= =============

     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                        $        617  $        825
     Accrued interest                                    5,196        12,375
     Other accrued liabilities                           1,565         1,136
     Long-term debt, current maturities                 16,165        14,103
                                                  ------------- -------------
          Total current liabilities                     23,543        28,439
Long-term debt, less current maturities                319,965       336,130
                                                  ------------- -------------
          Total liabilities                            343,508       364,569
                                                  ------------- -------------

Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                              3             3
     Excess of liabilities assumed and common
          stock issued over assets contributed         (59,376)      (59,376)
     Cumulative activity since inception               (13,171)      (13,834)
                                                  ------------- -------------
          Total deficiency in net assets               (72,544)      (73,207)
                                                  ------------- -------------
                                                  $    270,964  $    291,362
                                                  ============= =============

   The accompanying notes are an integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY
                            STATEMENT OF INCOME
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)




                                       Three Months Ended          Nine Months Ended
                                         September 30,               September 30,
                                  --------------------------- ---------------------------
                                       1996          1995          1996          1995
                                  ------------- ------------- ------------- -------------

Log sales to Pacific Lumber       $     42,050  $     38,535  $     99,316  $    78,305
                                  ------------- ------------- ------------- -------------

Operating expenses:
     General and administrative          2,225         2,332         5,802         5,801
     Depletion and depreciation          5,222         5,132        12,133        10,877
                                  ------------- ------------- ------------- -------------
                                         7,447         7,464        17,935        16,678
                                  ------------- ------------- ------------- -------------

Operating income                        34,603        31,071        81,381        61,627

Other income (expense):
     Interest and other income             669           707         2,120         2,218
     Interest expense                   (7,016)       (7,270)      (21,261)      (22,012)
                                  ------------- ------------- ------------- -------------
Income before income taxes              28,256        24,508        62,240        41,833

Provision in lieu of income taxes      (11,598)      (10,061)      (25,547)      (17,173)
                                  ------------- ------------- ------------- -------------

Net income                        $     16,658  $     14,447  $     36,693  $     24,660
                                  ============= ============= ============= =============

    The accompanying notes are in integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY
                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)





                                                       Nine Months Ended
                                                         September 30,
                                                  ---------------------------
                                                       1996          1995
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                   $     36,693  $     24,660
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Provision in lieu of income taxes             25,547        17,173
          Depletion and depreciation                    12,133        10,877
          Amortization of deferred financing
               costs                                       935           857
          Increase in other accrued liabilities            429           705
          Increase in receivables                       (8,379)       (8,115)
          Decrease in accrued interest                  (7,179)       (7,441)
          Decrease in amounts due to Pacific
               Lumber                                     (208)          (88)
          Other                                           (292)         (166)
                                                  ------------- -------------
               Net cash provided by operating
                    activities                          59,679        38,462
                                                  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                       32             -
     Capital expenditures                               (1,668)         (791)
                                                  ------------- -------------
          Net cash used for investing activities        (1,636)         (791)
                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash withdrawals, net                      914           563
     Dividends paid                                    (59,600)      (39,300)
     Principal payments on Timber Notes                (14,103)      (13,578)
                                                  ------------- -------------
               Net cash used for financing
                    activities                         (72,789)      (52,315)
                                                  ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (14,746)      (14,644)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        21,542        20,160
                                                  ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      6,796  $      5,516
                                                  ============= =============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Assumption of net tax liabilities by Pacific
          Lumber                                  $     23,570  $     14,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                $     27,505  $     28,596



   The accompanying notes are in integral part of these financial statements.


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

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of The Pacific Lumber Company ("Pacific Lumber"). Pacific Lumber is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Company's Timber Notes.

          At September 30, 1996 and December 31, 1995, cash and cash equivalents also includes $5,676 and $19,742, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes.

3.        CONTINGENCIES

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters described below, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell logs.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 25,000 acres of Company's timberlands are included in the Final Designation, the substantial portion of such 25,000 acres being young growth timber. Pacific Lumber's wildlife surveys to date (based upon current survey protocols) have indicated that the Company has approximately 1,200 acres of Company Timber which is occupied marbled murrelet habitat, the bulk of it falling within the area of the Company's timberlands covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries, including the Company, filed two actions (the "Takings Litigation") alleging that certain portions of its timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings--Timber Harvesting Litigation" for a description of the Takings Litigation). Pursuant to the Headwaters Agreement described in Note 4 below (the "Headwaters Agreement"), the parties to the Takings Litigation have stayed the Takings Litigation.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's financial position, results of operations or liquidity until such time as all of the material regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be material. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the federal Endangered Species Act and/or the California Endangered Species Act ("ESA") and to designate critical habitat for such species. For example, the National Maine Fisheries Service ("NMFS") recently announced that by April 25, 1997, it would make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's financial position, results of operations or liquidity. See Note 4 below for a description of certain terms of the Headwaters Agreement relating to processing and approval of a multi-species habitat conservation plan ("Multi-Species HCP") covering Pacific Lumber's timberlands.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require the projected harvest by timber companies, over time, be capable of sustaining the average annual yield achieved during the last decade of the planning horizon, which is currently a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The regulatory deadline for Pacific Lumber to submit a proposed sustained yield plan ("SYP") setting forth, among other things, its Projected Annual Growth is November 15, 1996. However, the BOF has adopted and sent to the Office of Administrative Law for its consideration a regulation to extend the deadline to November 15, 1997. This review is expected to be completed in the near future. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands (including enhancements to productivity which could be achieved by a variety of methods). Until an SYP is submitted, reviewed and fully approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices; however, it is possible that the final results of this analysis could require Pacific Lumber to reduce its timber harvest in future years from the average annual harvest that it has experienced in recent years (including that relating to the Company's timberlands). The Company and Pacific Lumber believe they will be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands, although there can be no assurance that they would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity. See Note 4 below for a description of certain terms of the Headwaters Agreement relating to the SYP.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs") and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections to certain of the Company's THPs and other timber harvesting operations. In addition, lawsuits are pending and/or threatened which seek to prevent the Company from implementing certain of its approved THPs, and/or which challenge other operations by the Company. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's financial position, results of operations or liquidity.

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

4.        HEADWATERS AGREEMENT

          On September 28, 1996, MAXXAM and Pacific Lumber (the "Pacific Lumber Parties") entered into an agreement (the "Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (the "Headwaters Timberlands"). Included within the 5,600 acres are approximately 800 acres of the Company's timberlands, Pacific Lumber having the exclusive right to harvest on approximately 300 of these acres. The Headwaters Timberlands would be transferred in exchange for (a) property and consideration (including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,775 acres of adjacent timberlands to be acquired by the United States and California (the "Elk River Timberlands"). The Pacific Lumber Parties have agreed not to conduct logging operations (including salvage logging) on the Headwaters Timberlands while the Headwaters Agreement is in effect. The continuing effectiveness of the Headwaters Agreement is predicated on the satisfaction of various conditions, including completion within ten months of specified closing items.

           The Headwaters Agreement also provides, among other things, for expedited processing by the United States of an incidental take permit ("Permit") to be based upon the Multi-Species HCP which is to cover all of Pacific Lumber's existing timber properties and any timber properties acquired as a result of the Headwaters Agreement. The agreement also requires expedited processing by California of an SYP. Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP, and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation.

5.        DEFICIENCY IN NET ASSETS

          A reconciliation of the cumulative activity component of the Company's Deficiency in Net Assets is as follows:




                                                        Nine Months
                                                           Ended
                                                       September 30,
                                                            1996
                                                       -------------
Balance at beginning of period                         $    (13,834)
Net income                                                   36,693
Assumption of net tax liabilities by Pacific Lumber          23,570
Dividends paid                                              (59,600)
                                                       -------------
Balance at end of period                               $    (13,171)
                                                       =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          This section contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in various places in this section and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section identifies important factors that could cause such differences.

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

          Log sales to Pacific Lumber
          Net sales from logs were $42.1 million and $38.5 million for the third quarter of 1996 and 1995, respectively. The volume of log deliveries for such periods represented approximately 64,100 Mbfe and 60,000 Mbfe, respectively. Net sales from logs were $99.3 million and $78.3 million for the nine months ended September 30, 1996 and 1995, respectively. The volume of log deliveries for such periods represented approximately 147,800 Mbfe and 128,300 Mbfe, respectively. The increase in revenues for the quarter and nine months ended September 30, 1996 compared to the same periods in 1995 is due to a higher volume of log deliveries and, for the nine months ended September 30, 1996, an approximate 10% increase in average realized prices. See also "--Trends".

          Operating income
          Operating income was $34.6 million and $31.1 million for the third quarter of 1996 and 1995, respectively. Operating income was $81.4 million and $61.6 million for the nine months ended September 30, 1996 and 1995, respectively. These increases were primarily due to the increases in log sales, as discussed above.

          Income before income taxes
          Income before income taxes was $28.3 million and $24.5 million for the third quarter of 1996 and 1995, respectively. Income before income taxes was $62.2 million and $41.8 million for the nine months ended September 30, 1996 and 1995, respectively. These increases were primarily due to the increases in operating income.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          In January 1996 and July 1996, the Company repaid approximately $8.5 million and $5.6 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company paid $59.6 million of dividends to Pacific Lumber during the nine months ended September 30, 1996. At September 30, 1996, the Indenture permitted the payment of $7.2 million of dividends which were paid on October 21, 1996.

TRENDS

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its financial position, results of operations or liquidity, the Company is subject to certain pending matters, including the resolution of issues relating to the Final Designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company or its ability to sell logs. See also Notes 3 and 4 of the Condensed Notes to Financial Statements set forth in Part I, Item 1 and
Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation" for further information, including a description of the Headwaters Agreement.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet action, on August 23, 1996, plaintiffs filed a renewed motion for preliminary injunction to prevent harvesting of dead, dying or diseased trees ("exempt harvesting operations") in Pacific Lumber's old growth timberlands. In addition, on September 12, 1996, plaintiffs requested an emergency TRO with respect to such harvesting operations. The court denied both of these motions. On October 9, 1996, Pacific Lumber was cited for accidentally downing a hemlock tree and ordered to stop exempt harvesting operations in its old growth timberlands for 24 hours. Plaintiffs sought a TRO and preliminary injunction based on this citation and related events. After hearing plaintiffs' motions, the court denied the plaintiffs' requests. The CDF has withdrawn the citation and asked that it be dismissed.

          In related matters, in August, 1996, the Sierra Club, EPIC and others petitioned the BOF to adopt emergency regulations preventing Pacific Lumber from undertaking exempt harvesting operations in its old growth timberlands. On September 9, 1996, the BOF rejected such proposals and petitions. In September and October, the BOF was formally asked to reconsider its September 9, 1996 decision. The BOF reconsidered this matter and, ultimately, enacted no emergency regulation to prevent or further restrict Pacific Lumber's exempt harvesting operations in its old growth timberlands.

          On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral argument concerning defendants' appeal of the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan; the court has not yet rendered a decision in this matter. In that regard, Pacific Lumber has obtained regulatory reapproval of seven of the enjoined eight THPs without reliance on the Owl Plan and has, to date, confirmed with the court that four of those THPs are not subject to the preliminary injunction.

          In connection with the EPIC action, on September 24, 1996, Pacific Lumber filed its petition for writ of certiorari requesting that the U. S. Supreme Court consider its appeal of the permanent injunction concerning harvesting operations in connection with a THP for approximately 237 acres of primarily virgin old growth timber (THP 90-237).

          In connection with the Headwaters Agreement (see Notes 3 and 4 of the Condensed Notes to Financial Statements set forth in Part I, Item
1), the two actions entitled The Pacific Lumber Company, et al. v. The United States of America and Salmon Creek Corporation v. California State Board of Forestry, et al. have been stayed by the court at the request of the parties.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          A.        EXHIBITS:

                    10 Agreement dated September 28, 1996 between MAXXAM Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates) the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated September 28, 1996)

                    27   Financial Data Schedule

          B.   REPORTS ON FORM 8-K:

                    On October 3, 1996, the Company filed a Current Report on Form 8-K, dated September 28, 1996, concerning the Headwaters Agreement.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                SCOTIA PACIFIC HOLDING COMPANY




Date: November 12, 1996        By:        GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration