Form 10-K
period 1996-12-31
SCOTIA PACIFIC HOLDING CO
filed 1997-03-28
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED                COMMISSION FILE NUMBER
        DECEMBER 31, 1996                            33-55538


                       SCOTIA PACIFIC HOLDING COMPANY
           (Exact name of Registrant as Specified in its Charter)


          DELAWARE                             74-2652575
      (State or other                       (I.R.S. Employer
        jurisdiction                     Identification Number)
    of incorporation or
       organization)

       P. O. BOX 712                             95565
 125 MAIN STREET, 2ND FLOOR                    (Zip Code)
     SCOTIA, CALIFORNIA
   (Address of Principal
     Executive Offices)

     Registrant's telephone number, including area code: (707) 764-2330


                              ---------------

        Securities registered pursuant to Section 12(b) of the Act:

                                   None.


        Securities registered pursuant to Section 12(g) of the Act:

                                   None.
                              ---------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

        All of the Registrant's voting stock is held by an affiliate of the Registrant.

   Number of shares of Common Stock outstanding at March 15, 1997:  3,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.

                              ---------------

                                  PART I

ITEM 1.        BUSINESS

     GENERAL

          Scotia Pacific Holding Company (the "Company" or "Scotia Pacific") is the owner of commercial timber properties in northern California (the "Company Timberlands"). The Company was organized as a special purpose Delaware corporation to facilitate the sale in March 1993 of $385.0 million aggregate principal amount of 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). The Company is a wholly owned subsidiary of The Pacific Lumber Company ("Pacific Lumber"). Pacific Lumber has been in continuous operation for over 125 years. On the same day the offering of Timber Notes was completed (the "Transfer Date"), Pacific Lumber transferred the Company Timberlands, its geographical information system ("GIS") and certain other assets to the Company solely in exchange for the assumption of certain of Pacific Lumber's public indebtedness and all of the Company's common stock. Substantially all of the Company's assets serve as collateral for the Timber Notes.

          Pacific Lumber is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI") which in turn is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). As used herein, the terms "MGHI," "MGI," "Pacific Lumber" or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Regulatory and Environmental Factors," Item 3. "Legal Proceedings," and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and "Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates,""will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

     COMPANY TIMBERLANDS

          The Company Timberlands consist of approximately 179,000 acres of virtually contiguous commercial timber property located in Humboldt County along the northern California coast which has very favorable soil and climate conditions. Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Company Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Company Timberlands (the "Excluded Timber").
Pacific Lumber is responsible, at its own expense, for the operation and management of the Excluded Timber. The timber on the Company Timberlands which is not subject to the Pacific Lumber Harvest Rights is referred to herein as the "Company Timber." Pacific Lumber harvests and purchases from the Company all or substantially all the logs harvested from the Company Timberlands. See "--Harvesting Practices."

          Timber generally is categorized by species and the age of a tree when it is harvested. "Old growth" trees are often defined as trees which have been growing for approximately 200 years or longer, and "young growth" trees are those which have been growing for less than 200 years. "Residual old growth" trees are located in timber stands which have been partially harvested in the past. "Virgin" old growth trees are located in timber stands that have not previously been harvested. The forest products industry grades lumber into various classifications according to quality. The two broad categories within which all grades fall based on the absence or presence of knot are called "upper" and "common" grades, respectively. Old growth trees have a higher percentage of upper grade lumber than young growth trees.

          The Company Timber consists of approximately 2.8 million "Mbfe" of timber (by volume). In order to take account of the relative values of the species and categories of timber included in the Company Timber, the Mbfe concept was developed for use in structuring the Timber Notes. Under the Mbfe concept, one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price (as defined below under "--Harvesting Practices") applicable to such species and category for the first half of 1992 by the SBE Price applicable to residual old growth redwood for the first half of 1992.

          The Company Timber consists primarily of young growth and residual old growth redwood and Douglas-fir timber. A small portion of the Company Timber is currently sub-merchantable, but mature enough to be measured in Mbfe units. In addition, substantial quantities of sub-merchantable trees exist on the Company Timberlands which are not yet mature enough to be measured in Mbfe units. The table below sets forth, on an Mbfe basis, the approximate composition of the merchantable Company Timber on the Company Timberlands as of the most recent date available, January 1, 1997. The estimates of the volume of timber comprising the Company Timber are based on a timber cruise performed in 1986 of all of Pacific Lumber's properties, as adjusted to reflect actual harvest levels since the cruise and estimated growth rates of the Company Timber.

                                             Percentage of
                                             Merchantable
                                                Timber
                                               Ownership
                                          ------------------
Redwood:
     Residual old growth                               28%
     Young growth                                      57%
                                                     ----
          Total redwood                                85%
                                                     ----
Douglas-fir:
     Residual old growth                                6%
     Young growth                                       8%
                                                     ----
          Total Douglas-fir                            14%
Other types of timber                                   1%
                                                     ----
               Total                                  100%
                                                     ====


          Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics that permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids. Douglas-fir is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand.

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of the Company Timberlands and increase the amount of timber on its timberlands. The Company is required to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pursuant to the Services Agreement described below (see "--Operation of the Company Timberlands"), Pacific Lumber is required to conduct regeneration activities on the Company Timberlands on behalf of the Company. During 1996, Pacific Lumber planted an estimated 456,000 redwood and Douglas-fir seedlings on timberlands containing Company Timber. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land.

     OPERATION OF COMPANY TIMBERLANDS

          On the Transfer Date, the Company acquired from Pacific Lumber a portion of Pacific Lumber's forestry department (including several registered professional foresters) and the GIS, subject to certain rights of concurrent use by Pacific Lumber. An extensive network of roads throughout the Company Timberlands allows the Company's foresters access to employ forest stewardship techniques and facilitates the transportation of logs harvested from the Company Timber. The Company's foresters are responsible for providing a number of forest stewardship techniques, including protecting the forest from forest fires, erosion, insects and other damage, overseeing replanting activities and monitoring environmental and regulatory compliance. The Company's personnel are also responsible for preparing timber harvesting plans ("THPs") and updating the information contained in the Company's GIS. See "--Harvesting Practices" for a description of the Company's GIS and the THP preparation process. The Company also employs wildlife biologists and a fisheries biologist.

          Pursuant to a Services Agreement entered into on the Transfer Date (the "Services Agreement"), the Company relies on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to the Company Timberlands containing the Company Timber. Such services include the furnishing of all equipment, personnel and expertise not within the Company's possession and reasonably necessary for the operation and maintenance of such timberlands, taking into consideration soil conditions, stand arrangements and other factors relevant to cultivation and harvesting of the Company Timber. In particular, Pacific Lumber is required to regenerate Company Timber, prevent and control loss of Company Timber by fires, maintain a system of roads throughout the Company Timberlands, take measures to control the spread of disease and insect infestation and comply with environmental laws and regulations. Pacific Lumber is also required to provide all services under the Services Agreement in a manner consistent in all material respects with the past practices of Pacific Lumber with respect to its own timber properties, with such changes (a) as, in the reasonable judgment of Pacific Lumber, are consistent with then current applicable industry standards or the practices of Pacific Lumber with respect to its then current timber resources, or (b) do not, individually or in the aggregate, have a material adverse effect on the Company and its operations. As compensation for the services provided by Pacific Lumber pursuant to the Services Agreement, the Company pays a monthly fee which is adjusted annually based upon a specified government index relating to wood products. The fee was approximately $112,000 per month in 1996 and is expected to be approximately $115,200 per month in 1997.

          The Company also entered into an Additional Services Agreement (the "Additional Services Agreement") with Pacific Lumber on the Transfer Date whereby the Company agreed to provide to Pacific Lumber (and its subsidiaries) a variety of services. These services include (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties,
(b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays the Company a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

     HARVESTING PRACTICES

          The ability of the Company to sell logs will depend, in part, upon its ability to obtain regulatory approval of THPs. THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors" for information regarding a critical habitat designation, sustained yield regulations and similar matters with respect to, among other things, the Company Timberlands.

          The GIS contains information regarding numerous aspects of the Company Timberlands, including timber type, tree class, wildlife data, roads, rivers and streams. Subject to the terms of the Services Agreement, Pacific Lumber will, to the extent necessary, provide the Company with personnel and technical assistance to assist the Company in updating, upgrading and improving the GIS and the other computer equipment acquired by the Company. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters, with the assistance (if required) of Pacific Lumber pursuant to the Services Agreement, are better able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of GIS data.

          The Company employs a variety of well-accepted methods of selecting trees for harvest. These methods, which are designed to achieve optimal regeneration are referred to as "silvicultural systems" in the forestry profession. Silvicultural systems range from very light thinnings aimed at enhancing the growth rate of retained trees to clear cutting which results in the harvest of all trees in an area and replacement with a new forest stand. In between are a number of varying levels of partial harvests which can be employed. The Company's foresters select the appropriate silvicultural system for any given site based upon the specific conditions of that site. The systems chosen are those which will most closely emulate those natural processes that result in the cycling of natural forest stands. Due to the magnitude of its timberlands and conservative application of silvicultural systems, Pacific Lumber has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

          The number of the Company's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon seasonality and other factors. Timber covered by an approved THP is typically harvested over more than one year. The indenture covering the Timber Notes (the "Indenture") requires the Company to use its best efforts (consistent with the past practices of Pacific Lumber and prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a sufficient quantity of Company Timber adequate to pay accrued interest and principal amortization generally equivalent to Rated Amortization moved forward by two years (see Note 2 to the Financial Statements of the Company contained in Item 8 of this Report for a description of Rated Amortization). Pursuant to the Services Agreement, Pacific Lumber provides a variety of services to the Company in connection with the preparation, filing and performance of THPs by the Company, including defending any legal challenge to a THP.

          After obtaining an approved THP covering Company Timber, the Company offers for sale the logs to be harvested pursuant to such THP. Although the Company could sell logs to third parties, the Company currently derives and expects to continue to derive all of its revenue from the sale of logs to Pacific Lumber pursuant to a Master Purchase Agreement (the "Master Purchase Agreement") and related log purchase agreements. The Company and Pacific Lumber enter, pursuant to the terms of the Master Purchase Agreement, into a separate log purchase agreement in connection with each approved THP providing for the sale to Pacific Lumber of the logs harvested from the Company Timber covered by such THP. However, the timing and amount of log purchases by Pacific Lumber will be affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries). As Pacific Lumber purchases logs from the Company pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Company Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured.

          The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber. SBE Prices are established by the State of California for tax purposes and are intended by the taxing authorities to represent average actual log prices (adjusted for an estimated timber industry inflation factor) between unrelated parties during the approximate twenty-four month period ended sixty days prior to the date such SBE Prices are published. SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

     OTHER PRINCIPAL AGREEMENTS

          On the Transfer Date, Pacific Lumber, the Company and Salmon Creek Corporation ("Salmon Creek," a wholly owned subsidiary of Pacific Lumber) entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of their respective properties and their respective businesses. In addition, the Company and Pacific Lumber entered into an Environmental Indemnification Agreement pursuant to which Pacific Lumber agreed to indemnify the Company from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Company Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Company Timberlands prior to the Transfer Date.

     EMPLOYEES

          As of March 1, 1997, the Company employed 40 persons, 8 of whom were registered professional foresters and none of whom are covered by a collective bargaining agreement.

     PRINCIPAL EXECUTIVE OFFICES

          The principal executive offices of the Company are located at 125 Main Street, 2nd Floor, P.O. Box 712, Scotia, California 95565. The telephone number of the Company is (707) 764-2330.

     MISCELLANEOUS

          For information concerning the business and financial condition of Pacific Lumber, see the Annual Report on Form 10-K of Pacific Lumber for the fiscal year ended December 31, 1996. Such report is available at no charge by writing to the following address: The Pacific Lumber Company, Shareholder Services Department, 5847 San Felipe, Suite 2600, P.O. Box 572887, Houston, Texas 77257-2887.

     REGULATORY AND ENVIRONMENTAL FACTORS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Regulatory and environmental issues play a significant role in the Company's operations. The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act and Federal Clean Water Act require, in part, that the Company's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. The Company is subject to certain pending matters described below which could have a material adverse effect on its consolidated financial position, results of operations or liquidity. There can be no assurance that certain pending or future legislation, governmental regulations or judicial or administrative decisions will not have a material adverse effect on the Company.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. In October 1992, the United States Fish and Wildlife Service ("USFWS") issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. The Company has incorporated, and will continue to incorporate as required, mitigation measures into its THPs to protect and maintain habitat for the marbled murrelet on its timberlands. The BOF requires the Company and Pacific Lumber to conduct pre-harvest marbled murrelet surveys to provide certain site specific mitigations in connection with THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during a portion of the murrelet's nesting and breeding season, which extends from April through mid-September. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by the Company. The results of such surveys to date (based upon current survey protocols) have indicated that the Company has approximately 1,200 acres (all containing virgin or residual old growth timber) of Company Timber which are occupied marbled murrelet habitat. The Company is unable to predict when or if it will be able to harvest this acreage.

          In May 1996, the USFWS published its final designation of critical habitat for the marbled murrelet (the "Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 25,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timber. The bulk of the Company's 1,200 acres of occupied marbled murrelet habitat falls within the 25,000 acres of the Company's timberlands included in the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries, including the Company, filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands have been "taken" and seeking just compensation. See Item 3. "Legal Proceedings" for a description of the Takings Litigation. Pursuant to an agreement entered into by Pacific Lumber, MAXXAM, the United States and the State of California on September 28, 1996 (the "Headwaters Agreement") and described below under "--Headwaters Agreement," the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, the National Marine Fisheries Service has announced that by April 25, 1997 it will make a final determination whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by the Company. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's financial position, results of operations or liquidity.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. The sustained yield plan ("SYP") must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted to the
CDF a proposed SYP covering all of the timberlands of Pacific Lumber and its subsidiaries. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years. The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP (as defined below under "--Headwaters Agreement") will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, Pacific Lumber is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require Pacific Lumber to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP (including that relating to the Company Timber). The Company believes that Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands (and making corresponding amendments to Pacific Lumber's SYP); however, there can be no assurance that they would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's THPs and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs or which challenge other operations by the Company.
These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's financial position, results of operations or liquidity.

       In early 1997, the Environmental Protection Agency ("EPA") entered into a consent decree agreeing to establish limits on sedimentation, temperature and other factors (i.e., non-point source total maximum daily loadings, "TMDL") under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within the Company's timberlands. The TMDL scheme will be primarily aimed at protecting fish habitat. It is impossible to predict the ultimate impact this consent decree will have on the Company's consolidated financial position, results of operations or liquidity.

          In June 1990, the USFWS designated the northern spotted owl as threatened under the ESA. The owl's range includes all of the Company's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on the Company's and Pacific Lumber's timberlands. The Company has developed and the USFWS has given its full concurrence to a northern spotted owl management plan (the "Federal Owl Plan"). The Federal Owl Plan, as amended from time to time, is currently applicable through 1999 and the USFWS expressed its agreement that operations consistent with the Federal Owl Plan would not result in the taking of any owls. Pacific Lumber has also developed a Spotted Owl Resource Plan (the "State Owl Plan"), and the California Department of Fish and Game has expressed its agreement that operations consistent with the State Owl Plan would not result in the taking of any owls. By incorporating the Federal Owl Plan or the State Owl Plan into each THP filed with the CDF, the Company is able to expedite the approval time with respect to its THPs. The plaintiffs in the Marbled Murrelet action have requested and received injunctive relief with respect to certain THPs involving the Federal Owl Plan. See Item 3. "Legal Proceedings." Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content or impact on the Company.

          Laws, regulations and related judicial and administrative interpretations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality, and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on the Company's financial position, operating results or liquidity.

     HEADWATERS AGREEMENT

          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, "the Pacific Lumber Parties") entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of certain timberlands of Pacific Lumber.

          The Headwaters Agreement requires the parties to use their respective best, good faith efforts to achieve certain items (the "Specified Items"). The Specified Items include the transfer to the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest and related buffer zones (respectively, the "Headwaters Forest" and the "Elk Head Forest" and, collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek. The remaining acreage is owned by the Company (Pacific Lumber having harvesting rights on a portion of the acreage).

          The Headwaters Timberlands would be transferred in exchange for
(a) property and other consideration (possibly including cash) from both the United States and California having an aggregate fair market value of $300 million and (b) 7,755 acres of adjacent timberlands to be acquired by the United States and California from a third party (the "Elk River Timberlands"). The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party. An additional Specified Item is the expedited development and submission by Pacific Lumber and processing by the United States of an incidental take permit ("Permit") to be based upon a habitat conservation plan for multiple species ("Multi-Species HCP") covering (a) the timberlands and timber harvesting rights which Pacific Lumber will own after consummation of the Headwaters Agreement (the "Resulting Pacific Lumber Timber
Property") and (b) the Headwaters Timberlands and the 1,900 acres of Elk River Timberlands retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property. The Headwaters Agreement contains various provisions regarding the processing of the Multi-Species HCP, the Permit and the SYP. The Specified Items also require, among other things, dismissal with prejudice at closing of the Takings Litigation pending against the United States and California. See Item 3. "Legal Proceedings." Pursuant to the Headwaters Agreement, the parties have stayed the Takings Litigation, subject to certain rights of the parties to terminate the stay.

          The Headwaters Agreement also requires the United States and/or California to provide to Pacific Lumber a list of property interests owned or controlled by the United States and/or California meeting certain conditions, including that they have a good faith estimated fair market value equal to or in excess of $300 million. On December 5, 1996, the United States and California each furnished a list of properties for Pacific Lumber's review and approval. Neither list was accompanied by the requisite background information, although both lists did indicate that additional information would be made available. The list of United States properties consisted of oil and gas interests in Kern County, California, approximately 3,000 acres of young growth timberlands in Humboldt, Mendocino and Trinity Counties in California, and surplus acreage next to a federal office building in Laguna Niguel, California.

          In February 1997, after full and careful consideration, Pacific Lumber notified California that its Presented Properties were not acceptable due to, among other things, various physical problems and encumbrances on the properties, certain properties having been withdrawn by the state and public opposition to the transfer of some of the properties. Pacific Lumber also advised California that it should proceed with the steps necessary to assure that California can provide cash for its portion of the consideration to be paid to Pacific Lumber. There have been ongoing discussions between the Pacific Lumber Parties and the United States regarding the properties or other consideration to be furnished by the United States.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the Specified Items to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend the period of time during which these closing conditions must be met to February 17, 1998. The extension is, however, subject to the achievement of certain milestones toward completion of the Headwaters Agreement. The parties have agreed to execute an amendment to the Headwaters Agreement evidencing these modifications.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) completion of the Specified Items, (b) approval of a Multi-Species HCP and SYP and issuance of the Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) approval by the boards of directors of the applicable Pacific Lumber Parties. The Headwaters Agreement also provides that the parties will cooperate and act in good faith to preserve diligently the Headwaters Agreement, the Multi-Species HCP, the Permit and the SYP against third party challenge. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

ITEM 2.        PROPERTIES

          A description of the Company's properties is included under Item
1. above.

ITEM 3.        LEGAL PROCEEDINGS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Various actions, similar to each other, have been filed against the Company, Pacific Lumber and its subsidiaries, as well as MAXXAM, various state officials and others, alleging, among other things, violations of the Forest Practice Act, CEQA, ESA, CESA and/or related regulations. These actions seek to prevent the Company and Pacific Lumber from harvesting certain of their THPs and conducting certain other timber operations.

          On September 15, 1995, an action entitled Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C-95-3261) (the "Marbled Murrelet action") was filed in the U.S. District Court for the Northern District of California. This action relates to, among other things, exemptions for forest health which Pacific Lumber and its subsidiaries had previously filed covering their entire timberlands. These exemptions allow Pacific Lumber to harvest dead, dying or diseased trees ("exempt harvesting operations"). As amended, the complaint alleges, among other things, violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the exempt harvesting operations will contribute to the destruction of habitat for the marbled murrelet and the northern spotted owl. After the U.S. Ninth Circuit Court of Appeals reversed a preliminary injunction order granted by the trial court enjoining the exempt harvesting operations, the plaintiffs asked for leave to amend their pleadings. On April 3, 1996, the trial court granted a preliminary injunction preventing harvesting on eight already-approved THPs to the extent that they rely on the Federal Owl Plan. In addition to appealing the preliminary injunction, Pacific Lumber has obtained regulatory reapproval of seven of the eight enjoined THPs without reliance on the Federal Owl Plan and has, to date, confirmed with the trial court that six of those THPs are no longer subject to the preliminary injunction. On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral arguments concerning Pacific Lumber's appeal but has not yet rendered a decision on this matter. In January 1997, the trial court dismissed plaintiffs' claims that Pacific Lumber had and was causing "takes" of the marbled murrelet and northern spotted owl. The Company does not believe this matter will have a material adverse effect on the Company's financial position, results of operations or liquidity. See "Business--Regulatory and Environmental Factors" above for a description of regulatory and similar matters which could affect Pacific Lumber's timber harvesting practices and future operating results.

          On May 7, 1996, the Company, Pacific Lumber, and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-257L) in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" over 3,800 acres of Pacific Lumber's old growth timberlands (including approximately 900 acres of the Company's timberlands on which Pacific Lumber has harvesting rights) through its application of the ESA. The Company, Pacific Lumber, and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. Salmon Creek has filed a similar action in the Superior Court of Sacramento County with respect to eight acres of virgin old growth timber. The Court in each of these actions (collectively, the "Takings Litigation") has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business-- Headwaters Agreement" for a description of the Headwaters Agreement.

          The Company is involved in other claims, lawsuits and other proceedings. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          All of the Company's common stock is owned by Pacific Lumber. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The Company declared and paid cash dividends on its common stock in the amount of $76.9 million, $59.0 million and $88.9 million in 1996, 1995 and 1994, respectively. As of December 31, 1996, approximately $1.7 million of dividends could be paid by the Company, which were paid in January 1997. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" and Note 2 to the Financial Statements appearing in Item 8.

ITEM 6.        SELECTED FINANCIAL DATA

          Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company is a special purpose corporation organized in November 1992 to facilitate the offering of the Timber Notes and did not conduct any operations prior to the issuance of the Timber Notes. The following should be read in conjunction with the Company's Financial Statements and the Notes thereto appearing in Item 8.

RESULTS OF OPERATIONS

          Logging operations on the Company's timberlands are highly seasonal. Logging activity is normally significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to reflect that seasonality.

          Log sales to Pacific Lumber
          Revenues from the sale of logs were $124.3 million and $106.8 million for the years ended December 31, 1996 and 1995, respectively. The volume of log deliveries for such periods represented approximately 187,900 Mbfe and 172,500 Mbfe, respectively (as defined in Item 1. "Business-- Company Timberlands"). The increase in revenues was due to the higher volume of log sales and an increase in average realized prices of 6.9%. Average realized prices increased due to higher SBE prices.

          Revenues from the sale of logs were $106.8 million and $134.8 million for the years ended December 31, 1995 and 1994, respectively. The volume of log deliveries for such periods represented approximately 172,500 Mbfe and 187,800 Mbfe, respectively. The 1995 decrease in revenues was due to the lower volume of log sales and a decrease in average realized prices of 14%. Average realized prices declined due to changes in the composition of the timber harvest, along with lower SBE prices for certain grades of timber.

          Operating income
          Operating income was $101.3 million, $85.3 million and $110.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. The changes between the years are primarily a result of the factors affecting revenues as described above. Operating income is net of a provision for timber depletion and depreciation of property and equipment, the estimated cost of yield taxes for the logs sold, administrative costs and the costs for operational, management and related services provided by Pacific Lumber in respect of the Company Timberlands pursuant to the Services Agreement.

          Income before income taxes
          Income before income taxes was $76.0 million, $59.0 million and $82.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in 1996 over 1995 and the decrease in 1995 from 1994 was primarily due to the change in operating income between these years. Income before income taxes represents the sum of operating income and interest income on the funds deposited in a liquidity account (the "Liquidity Account") and other required deposits, less interest expense, including amortization of deferred financing costs on the Timber Notes.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          Pursuant to the Indenture, the Company is not permitted to incur any indebtedness for borrowed money other than the Timber Notes, and the business activities of the Company are limited to the ownership and operation of the Company's timber and timberlands and matters incidental thereto.

          Although the Company could sell logs or standing timber from its timberlands to other purchasers, the Company derives all of its revenue from the sale of logs to Pacific Lumber pursuant to the Master Purchase Agreement and related log purchase agreements and expects to continue doing so. The quantities and timing of log sales for logs harvested from the Company's timberlands depend largely upon purchases of logs by Pacific Lumber under the Master Purchase Agreement and related log purchase agreements. The timing and amount of such purchases by Pacific Lumber may be affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

          Revenues from the sale of the Company's logs or timber from the Company's timberlands are deposited directly into a designated account (the "Collection Account") maintained with the trustee under the Indenture. Pursuant to the Indenture, an expense reserve (the "Expense Reserve") is replenished each month on a specified day (generally the 20th day of each month, referred to as the "Monthly Deposit Date") from the Collection Account. Funds may be released from the Collection Account and the Expense Reserve for, among other things, certain operating expenses (to the extent, in certain cases, of the balance of the Expense Reserve). Amounts to be utilized for payments on the Timber Notes generally are withdrawn from the Collection Account on each Monthly Deposit Date, deposited into an account (the "Payment Account"), and (if the Monthly Deposit Date is not also a day on which a principal payment is due on the Timber Notes - a "Note Payment Date") invested in Eligible Investments (as defined) until the next Note Payment Date. The amount to be transferred from the Collection Account to the Payment Account on each Monthly Deposit Date will (to the extent of available cash) be calculated so that the amount in the Payment Account will be sufficient to pay all accrued interest (and deficiency premiums if applicable) on the Timber Notes to the Monthly Deposit Date and the appropriate portion of principal amortization (and prepayment premiums, if any) expected to be payable on the next Note Payment Date (or, if the Monthly Deposit Date is also a Note Payment Date, on such Note Payment
Date). Amounts remaining in the Collection Account on each Monthly Deposit Date after the required transfer of funds into the Payment Account may be released to the Company free and clear of the lien and security interest of the Deed of Trust.

          On each Note Payment Date, the amounts on deposit in the Payment Account will be utilized to make required payments on the Timber Notes (or to make any required deposits, if any, to the Liquidity Account). Required principal payments in excess of Rated Amortization (as defined in Note 2 to the Financial Statements) on the Timber Notes will be due and payable only to the extent of available cash in the Payment Account. However, if for 24 consecutive months, the amount transferred from the Collection Account to the Payment Account is less than the Targeted Monthly Deposit Amount (as defined), the Company will be required to make a payment into the Payment Account in an amount equal to the difference between the Targeted Monthly Deposit Amount in the last such month and the actual amount transferred from the Collection Account to the Payment Account in such month. To the extent funds on deposit in the Payment Account are inadequate to make payments of interest (excluding interest on premiums) and Rated Amortization when due, additional amounts will be drawn from the Liquidity Account to the extent of the balance thereof. To the extent that amounts on deposit in the Payment Account on a Note Payment Date exceed the required payments on the Timber Notes (and any required deposits to the Liquidity Account) on such Note Payment Date, such excess amounts may be released to the Company free and clear of the lien and security interest of the Deed of Trust.

          The amortization of the Timber Notes is generally structured to link, to the extent of available cash, the deemed depletion of the Company's timber as a result of the harvest and sale of logs (or sales of timber, if any) to the required amortization on the Timber Notes (See Note 2 to the Financial Statements). Regardless of the amount of timber actually harvested and sold, if there is sufficient cash (which could be available due to, among other things, favorable prices realized from harvested timber), the Timber Notes will amortize at least as fast as Capture Amortization (as defined). In any event, the Company is obligated to pay the Rated Amortization due on any Note Payment Date. During 1995, 1996 and in January 1997, the Company repaid approximately $13.6 million, $14.1 million and $8.7 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization (as defined in Note 2 to the Financial Statements).

          The Company initially deposited $35.0 million in the Liquidity Account and, as of December 31, 1996, the Liquidity Account had a balance of $30.0 million. The balance in the Liquidity Account will be maintained at the Required Liquidity Balance (as defined). Funds may be released from the Liquidity Account to the extent that the balance in the Liquidity Account exceeds the Required Liquidity Balance. The Required Liquidity Balance will generally decline as principal payments are made on the Timber Notes. The Liquidity Account is, except under certain limited circumstances, only available to pay interest and Rated Amortization on the Timber Notes if and to the extent that the Company does not have sufficient cash in the Payment Account. The Liquidity Account is not available to fund any premiums, interest on premiums or prepayment amounts (other than Rated Amortization) in respect of the Timber Notes. During the years ended December 31, 1996 and 1995, the Required Liquidity Balance decreased by approximately $1.4 million and $1.0 million, respectively, and such amounts have been released from the Liquidity Account.

          Once the Company's debt service, operating and capital expenditure requirements have been met, substantially all of the cash released to the Company free of the lien and security interest of the Deed of Trust is periodically distributed to Pacific Lumber. In connection with the foregoing, the Company paid $76.9 million, $59.0 million and $88.9 million of dividends during 1996, 1995 and 1994, respectively. At December 31, 1996, the Indenture permitted the payment of $1.7 million of dividends, which were paid in January 1997.

          The Company's capital expenditures relate primarily to reforestation of timberlands and to construction of logging roads. The Company's capital expenditures for 1996, 1995 and 1994 were approximately $1.8 million, $2.0 million and $0.8 million, respectively. In addition, Pacific Lumber made a $3.2 million capital contribution of capital expenditures attributable to the Company Timberlands in 1996. The Company's capital expenditures, excluding expenditures for timberlands, for the next several years are expected to approximate $2.0 million to $3.0 million per year.

          The Company anticipates that cash flow from operations, together with existing cash, will be sufficient to fund its working capital and capital expenditures for the next year. With respect to its long-term liquidity, the Company believes that its existing cash, together with its ability to generate sufficient levels of cash flow from operations, should provide sufficient funds to meet its long-term working capital and capital expenditure requirements.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" for cautionary information with respect to such forward-looking statements.

          The Company's business is subject to a variety of California and federal laws, regulations and judicial and administrative interpretations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. The Company is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect the Company. See Item 1. "Business-- Regulatory and Environmental Factors"; Item 3. "Legal Proceedings--Timber Harvesting Litigation" and Note 5 to the Financial Statements for information regarding regulatory and environmental factors affecting the Company. See also Item 1. "Business--Headwaters Agreement" for the recent agreement to extend the Headwaters Agreement to February 17, 1998.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of Scotia Pacific Holding Company:

          We have audited the accompanying balance sheets of Scotia Pacific Holding Company (a Delaware corporation and a wholly owned subsidiary of The Pacific Lumber Company) as of December 31, 1996 and 1995, and the related statements of income and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific Holding Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.


                                              ARTHUR ANDERSEN LLP


San Francisco, California
January 24, 1997


                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)


                                                          December 31,
                                                  ---------------------------
                                                       1996          1995
                                                  ------------- -------------
                      ASSETS
Current assets:
     Cash and cash equivalents                    $     20,345  $     21,542
     Receivables:
          Due from Pacific Lumber                        5,007         4,471
          Accrued interest                                 150           157
     Prepaid timber harvesting costs                     1,509         1,914
     Other prepaid expenses and current assets              98           106
                                                  ------------- -------------
          Total current assets                          27,109        28,190
Timber and timberlands, net of accumulated
     depletion of $144,679 and $129,666 at
     December 31, 1996 and 1995, respectively          165,970       179,364
Property and equipment, net of accumulated
     depreciation of $5,458 and $4,873 at
     December 31, 1996 and 1995, respectively            6,597         3,804
Deferred financing costs, net                           14,707        15,954
Deferred income taxes                                   31,377        32,683
Restricted cash                                         29,967        31,367
Other assets                                             1,139            --
                                                  ------------- -------------
                                                  $    276,866  $    291,362
                                                  ============= =============

     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                        $        174  $        825
     Accrued interest                                   11,877        12,375
     Other accrued liabilities                             892         1,136
     Long-term debt, current maturities                 16,165        14,103
                                                  ------------- -------------
          Total current liabilities                     29,108        28,439
Long-term debt, less current maturities                319,965       336,130
                                                  ------------- -------------
          Total liabilities                            349,073       364,569
                                                  ------------- -------------

Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                              3             3
     Excess of liabilities assumed and common
          stock issued over assets contributed         (59,376)      (59,376)
     Cumulative activity since inception               (12,834)      (13,834)
                                                  ------------- -------------
          Total deficiency in net assets               (72,207)      (73,207)
                                                  ------------- -------------
                                                  $    276,866  $    291,362
                                                  ============= =============

The accompanying notes are an integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY

                            STATEMENT OF INCOME
                         (IN THOUSANDS OF DOLLARS)


                                                   Years Ended December 31,
                                          -----------------------------------------
                                               1996          1995          1994
                                          ------------- ------------- -------------
Log sales to Pacific Lumber               $    124,325  $    106,822  $    134,842
                                          ------------- ------------- -------------

Operating expenses:
     General and administrative expenses         7,357         6,801         8,411
     Depletion and depreciation                 15,632        14,763        16,235
                                          ------------- ------------- -------------
                                                22,989        21,564        24,646
                                          ------------- ------------- -------------

Operating income                               101,336        85,258       110,196

Other income (expense):
     Interest and other income                   2,901         3,036         2,859
     Interest expense                          (28,255)      (29,258)      (30,235)
                                          ------------- ------------- -------------
Income before income taxes                      75,982        59,036        82,820
Provision in lieu of income taxes              (29,743)      (24,242)      (32,656)
                                          ------------- ------------- -------------
Net income                                $     46,239  $     34,794  $     50,164
                                          ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                          STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)

                                                   Years Ended December 31,
                                          -----------------------------------------
                                               1996          1995          1994
                                          ------------- ------------- -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $     46,239  $     34,794  $     50,164
     Adjustments to reconcile net income
          to net cash provided by
          operating activities:
          Provision in lieu of income
               taxes                            29,743        24,242        32,656
          Depletion and depreciation            15,632        14,763        16,235
          Amortization of deferred
               financing costs                   1,247         1,142         1,137
          Increase (decrease) in cash
               resulting from changes in:
               Receivables                        (529)           34           946
               Prepaid timber harvesting
                    costs                         (734)         (516)         (110)
               Accrued interest                   (498)         (480)         (547)
               Other accrued liabilities          (244)          403          (256)
               Amounts due to Pacific
                    Lumber                        (651)          618          (103)
               Other prepaid expenses and
                    current assets                   8           (89)           (3)
          Other                                     34             5            21
                                          ------------- ------------- -------------
               Net cash provided by
                    operating activities        90,247        74,916       100,140
                                          ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                       (1,841)       (1,991)         (796)
                                          ------------- ------------- -------------
                Net cash used for
                    investing activities        (1,841)       (1,991)         (796)
                                          ------------- ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                            (76,900)      (59,000)      (88,900)
     Principal payments on Timber Notes        (14,103)      (13,578)      (13,142)
     Restricted cash withdrawals                 1,400         1,035         1,160
                                          ------------- ------------- -------------
               Net cash used for
                    financing activities       (89,603)      (71,543)     (100,882)
                                          ------------- ------------- -------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                (1,197)        1,382        (1,538)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                     21,542        20,160        21,698
                                          ------------- ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                               $     20,345  $      21,542 $     20,160
                                          ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                       NOTES TO FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

          Scotia Pacific Holding Company (the "Company") is wholly owned by The Pacific Lumber Company ("Pacific Lumber") which is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc., which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a special purpose corporation organized in November 1992 to facilitate the offering of $385,000 of 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Consistent with the Company's purpose and pursuant to the terms of the indenture governing the Timber Notes (the "Indenture"), the Company is obligated to set aside each month a portion of the funds it receives from the sale of logs to Pacific Lumber sufficient to make the specified payments of principal and interest on the Timber Notes computed in accordance with the Indenture and to have a sufficient amount to pay operating expenses and capital improvements. Once the Company has satisfied its obligations under the Indenture, the Company is free to distribute any remaining cash to Pacific Lumber free of the lien of the Deed of Trust (the "Deed of Trust") securing the Timber Notes.
Accordingly, the Company's ability to pay dividends on its common stock is not dependent upon any measure of financial performance. The Company expects that substantially all of its cash which is free of the lien of the Deed of Trust will be periodically distributed to Pacific Lumber.

          On March 23, 1993 (the "Transfer Date"), Pacific Lumber transferred to the Company, subject to certain timber harvest rights retained by Pacific Lumber, a substantial portion of its commercial timber property located in Humboldt County on the northern California coast, together with a portion of Pacific Lumber's forestry department personnel, its geographical information system, certain timber harvesting plans and other property, solely in exchange for the assumption by the Company of $323,394 aggregate principal amount of Pacific Lumber debt (the "Assumed Pacific Lumber Securities") and all of the Company's common stock (collectively, the "Transfer").

     USE OF ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 5 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. At December 31, 1996 and 1995, the Company had approximately $17,600 and $19,742, respectively, of such money market instruments (which meet the eligible investment criteria set forth in the Indenture) deposited in the Payment Account (as defined) held by the trustee under the Indenture (the "Trustee") for the payment of accrued interest and principal on the next Note Payment Date (as defined in Note 2).

          Prepaid Timber Harvesting Costs
          Prepaid timber harvesting costs are expensed as the timber covered by the related timber harvesting plans ("THPs") is harvested.

          Timber and Timberlands
          Timber and timberlands were recorded at Pacific Lumber's historical cost as of the Transfer Date, net of accumulated depletion. Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

          Property and Equipment
          Property and equipment were recorded at Pacific Lumber's historical cost as of the Transfer Date, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The major classes of property and equipment are as follows:

                                                             December 31,
                                         Estimated   ---------------------------
                                        Useful Lives      1996          1995
                                       ------------- ------------- -------------
Logging roads                               15 years $     11,430  $      8,025
Other                                   5 - 15 years          625           652
                                                     ------------- -------------
                                                           12,055         8,677
Less:  accumulated depreciation                            (5,458)       (4,873)
                                                     ------------- -------------
                                                     $      6,597  $      3,804
                                                     ============= =============

          Depreciation expense for 1996, 1995 and 1994 was $618, $594 and $563, respectively.

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

          Restricted Cash
          Restricted cash represents the amount deposited into an account (the "Liquidity Account") held by the Trustee under the Indenture. The Liquidity Account is not available, except under certain limited circumstances, for working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note 2) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The Liquidity Account is not available to pay any Timber Note prepayments (other than Rated Amortization), premiums or interest on premiums in the event the Company does not have sufficient funds for such payments. The Indenture requires the Company to maintain a minimum balance in the Liquidity Account, to the extent of available cash (the "Required Liquidity Balance"). Funds may be released from the Liquidity Account to the extent that the balance in the Liquidity Account exceeds the Required Liquidity Balance. The Required Liquidity Balance will generally decline as principal payments are made on the Timber Notes. Interest and other income for 1996, 1995 and 1994 includes approximately $2,457, $2,560 and $2,638, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          Log Sales to Pacific Lumber
          The Company and Pacific Lumber entered into a Master Purchase Agreement on the Transfer Date (the "Master Purchase Agreement") which governs all log sales by the Company to Pacific Lumber. The harvested logs are purchased by Pacific Lumber (i.e., title passes and the obligation to make payment therefor is incurred) at the time each log is delivered to Pacific Lumber's log decks and scaled. The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is generally published by the California State Board of Equalization at six month intervals for purposes of computing the yield taxes imposed on the harvesting of timber. SBE Prices are established by the State of California for tax purposes and are intended by the taxing authorities to represent average actual log sales prices (adjusted for an estimated timber industry inflation factor) between unrelated parties during the approximate twenty-four month period ended sixty days prior to the date such SBE Prices are published. However, such prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

          Concentrations of Credit Risk
          The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. As of December 31, 1996 and 1995, the estimated fair value of long-term debt, including current maturities, was $338,231 and $367,745, respectively. The estimated fair value of long-term debt is determined based on the quoted market price for the Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

          Reclassifications
          Certain reclassifications have been made to the prior year's financial statements to be consistent with the presentation in the current year.

2.        LONG-TERM DEBT

          Long-term debt consists of the Timber Notes. The Company issued $385,000 aggregate principal amount of Timber Notes on the Transfer Date. The net proceeds from the sale of the Timber Notes were utilized by the Company (i) to fund the initial deposits to the Liquidity Account of $35,000 and an expense reserve of $625 (the "Expense Reserve") held by the Trustee under the Indenture, and (ii) to redeem the Assumed Pacific Lumber Securities.

          The Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Pacific Lumber or any other person. Pursuant to the terms of the Indenture, the Company is not permitted to incur any indebtedness for borrowed money other than the indebtedness represented by the Timber Notes. The Timber Notes are secured by a lien on (i) the Company's timber and timberlands (subject to Pacific Lumber's exclusive right to harvest certain of the timber on such timberlands), (ii) certain contract rights and certain other assets,
(iii) the proceeds of the foregoing, (iv) the Payment Account, (v) the Liquidity Account, and (vi) substantially all of the other property and equipment transferred to the Company by Pacific Lumber (subject to certain rights of concurrent use by Pacific Lumber). Amounts payable on the Timber Notes will be paid semi-annually generally on January 20 and July 20 of each year (each, a "Note Payment Date").

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of the Company's timber (through the harvest and sale of logs) to required amortization of the Timber Notes.
The required amount of amortization on any Note Payment Date is determined by various mathematical formulas set forth in the Indenture. Scheduled Amortization of the Timber Notes represents the amount of principal which the Company must pay through each Note Payment Date in order to avoid payment of prepayment or deficiency premiums. The Scheduled Maturity Date, which is July 20, 2009, represents the Note Payment Date on which the Company will pay the final installment of principal if all payments of principal are made in accordance with Scheduled Amortization. Rated Amortization of the Timber Notes represents the minimum amount of principal which the Company must pay (on a cumulative basis) through any Note Payment Date in order to avoid an Event of Default (as defined). The Rated Maturity Date, which is July 20, 2015, is the Note Payment Date by which the Company must pay all outstanding principal on the Timber Notes. Regardless of the amount of timber actually harvested and sold, if there is sufficient cash (which could be available due to, among other things, favorable prices realized from harvested timber), the Timber Notes will amortize at least as fast as Capture Amortization. If the Timber Notes were amortized in accordance with Capture Amortization, the final installment of principal on the Timber Notes would be paid on January 20, 2012.

          The Company has the right to cause additional prepayments of principal to be made on any Note Payment Date. If the principal of the Timber Notes is paid in advance of Scheduled Amortization, the Company will pay a prepayment premium on such accelerated payment. The prepayment premium on any Note Payment Date is equal to the excess, if any, of (a) the sum of (i) the present value of the prepayment amount (discounted from the date(s) that the prepayment amount would otherwise have been paid under the Scheduled Amortization to the Note Payment Date) plus (ii) the sum of the present values of the amounts of interest that would have accrued thereafter with respect to the prepayment amount over (b) the amount of the prepayment. The present value shall be computed using a "Reinvestment Yield" (as defined in the Indenture) which is comparable to the yield of like term U.S. Treasury securities plus 0.50% per annum.

          If the principal of the Timber Notes is paid later than as provided for under the Scheduled Amortization, the Company will pay a deficiency premium on such deficient amount. The deficiency premium payable on any Note Payment Date equals an amount of interest on the amount of the deficient principal amount from the previous Note Payment Date to the current Note Payment Date at 1.50% per annum.

          The following table presents the amortization of the Timber Notes based on Rated Amortization, Capture Amortization and Scheduled
Amortization:



                                            Rated        Capture      Scheduled
                                         Amortization  Amortization  Amortization
                                        ------------- ------------- -------------
Years Ending December 31:
     1997                                       8,487        12,316        16,165
     1998                                       8,690        15,130        19,335
     1999                                      10,206        17,244        21,651
     2000                                      12,557        19,333        23,970
     2001                                      14,090        19,698        24,734
     Thereafter                               282,100       252,409       230,275
                                        ------------- ------------- -------------
                                        $     336,130 $     336,130 $     336,130
                                        ============= ============= =============

          In 1994, 1995, 1996 and in January 1997, the Company repaid $13,142, $13,578, $14,103 and $8,712, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          At December 31, 1996, the Indenture permitted the payment of $1,700 of dividends, which were paid in January 1997.

3.        RELATED PARTY TRANSACTIONS

          The Master Purchase Agreement and the related log purchase agreements govern all log sales by the Company to Pacific Lumber. Under the Master Purchase Agreement, Pacific Lumber is responsible for harvesting the Company's standing timber and transporting harvested logs to its log decks. Payments for the log sales outstanding at December 31, 1996 were received by the Company in January 1997.

          The Company and Pacific Lumber also entered into a Services Agreement on the Transfer Date (the "Services Agreement"), pursuant to which Pacific Lumber provides a variety of operational, management and related services in respect of the Company's timber properties not provided by the Company's employees, including reforestation, fire protection, road maintenance and disease control. The Company pays Pacific Lumber an annual fee, payable in equal monthly installments and subject to annual adjustment provisions, for such services. For the years ended December 31, 1996, 1995 and 1994, amounts recorded by the Company for services pursuant to the terms of the Services Agreement totaled $1,345, $1,382 and $1,364, respectively.

4.        INCOME TAXES

          Income taxes are determined using an asset and liability approach which requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.
Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

          The Company and Pacific Lumber are members of MAXXAM's consolidated return group for federal income tax purposes. Pursuant to the tax allocation agreement among MAXXAM, Pacific Lumber, Salmon Creek Corporation and the Company (the "Tax Allocation Agreement"), all federal and state income tax liabilities of the Company will be paid by Pacific Lumber and all federal and state income tax refunds of the Company will be paid to Pacific Lumber. Accordingly, the Company records a charge or benefit for income taxes computed as if the Company filed separate income tax returns and a corresponding adjustment to capital (net of the applicable adjustments relating to the Company's deferred income tax assets).

          The provision in lieu of income taxes on income before income taxes consists of the following:



                                                Years Ended December 31,
                                       -----------------------------------------
                                            1996          1995          1994
                                       ------------- ------------- -------------
Current provision in lieu of income
     taxes:
     Federal                           $      21,994 $      16,855 $      24,385
     State                                     6,443         4,971         7,144
                                       ------------- ------------- -------------
                                              28,437        21,826        31,529
                                       ------------- ------------- -------------

Deferred provision in lieu of income
     taxes:
     Federal                                     706         1,884         1,052
     State                                       600           532            75
                                       ------------- ------------- -------------
                                               1,306         2,416         1,127
                                       ------------- ------------- -------------
                                       $      29,743 $      24,242 $      32,656
                                       ============= ============= =============


          A reconciliation between the provision in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:


                                                Years Ended December 31,
                                       -----------------------------------------
                                            1996          1995          1994
                                       ------------- ------------- -------------
Income before income taxes             $     75,982  $     59,036  $     82,820
                                       ============= ============= =============
Amount of federal income tax based
     upon the statutory rate           $     26,594  $     20,663  $     28,987
State taxes, net of federal tax
     benefit                                  4,578         3,577         4,692
Other                                        (1,429)            2        (1,023)
                                       ------------- ------------- -------------
                                       $     29,743  $     24,242  $     32,656
                                       ============= ============= =============

          The components of the Company's net deferred income tax assets (liabilities) are as follows:


                                                        December 31,
                                                ---------------------------
                                                     1996          1995
                                                ------------- -------------
Deferred income tax assets:
     Timber and timberlands                     $     32,202  $     32,995
     Property and equipment                              140           152
                                                ------------- -------------
          Total deferred income tax assets            32,342        33,147
                                                ------------- -------------
Deferred income tax liabilities:
     Other                                              (965)         (464)
                                                ------------- -------------
          Total deferred income tax
               liabilities                              (965)         (464)
                                                ------------- -------------

Net deferred income tax assets                  $     31,377  $     32,683
                                                ============= =============

          The principal component of the net deferred income tax assets listed above relates to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes that it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is in excess of its tax basis. The Company has not provided a valuation allowance on its deferred income tax assets. The net deferred income tax assets listed above are recorded pursuant to the Tax Allocation Agreement.

5.        CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber have increased the cost of logging operations. The Company and Pacific Lumber are subject to certain pending matters described below which could have a material adverse effect on the Company's financial position, results of operations or liquidity. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse effect on the Company.

          In May 1996, the United States Fish and Wildlife Service ("USFWS") published its final designation of critical habitat for the marbled murrelet (the "Final Designation"), which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 25,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timber. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, the Company and Pacific Lumber filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands have been "taken" and seeking just compensation. Pursuant to an agreement entered into by Pacific Lumber, MAXXAM, the United States and California on September 28, 1996 (the "Headwaters Agreement") described in Note 6 below, the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act ("CESA") and to designate critical habitat for such species. For example, the National Marine Fisheries Service has announced that by April 25, 1997 it will make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by the Company. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's financial position, results of operations or liquidity.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. The sustained yield plan ("SYP") must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the California Department of Forestry ("CDF"). The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years. The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement (see Note 6) will be consummated and that the Multi-Species HCP (as defined in Note 6) will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require the Company to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes that Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's THPs and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs or which challenge other operations by the Company.
These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's financial position, results of operations or liquidity.

          The Company is also involved in various claims, lawsuits and proceedings. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's financial position, results of operations or liquidity.

6.        HEADWATERS AGREEMENT

          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of the approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest ("Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 700 of these acres are owned by the Company. The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands to be acquired by the United States and California ("Elk River Timberlands") from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          The Headwaters Agreement also provides, among other things, for the expedited processing by the United States of an incidental take permit ("Permit") to be based upon a habitat conservation plan with respect to Pacific Lumber for multiple species ("Multi-Species HCP") covering (a) the timberlands and timber harvesting rights which Pacific Lumber will own after consummation of the Headwaters Agreement (the "Resulting Pacific Lumber Timber Property") and (b) the Headwaters Timberlands and the 1,900 acres of Elk River Timberlands retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property.

          On December 5, 1996, the United States and California each furnished a list of properties consisting of oil and gas interests, timberlands and a variety of other real estate properties for Pacific Lumber's review and approval. There have been ongoing discussions between the Pacific Lumber Parties and the United States regarding the properties and other consideration to be furnished by the United States.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

7.        DEFICIENCY IN NET ASSETS

          A reconciliation of the activity for the deficiency in net assets is as follows:



                                                Years Ended December 31,
                                       -----------------------------------------
                                            1996          1995          1994
                                       ------------- ------------- -------------
Balance at beginning of period         $    (13,834) $    (11,454) $     (4,247)
Net income                                   46,239        34,794        50,164
Contribution of assets by Pacific
     Lumber                                   3,224            --            --
Assumption of net tax liabilities by
     Pacific Lumber                          28,437        21,826        31,529
Dividends paid                              (76,900)      (59,000)      (88,900)
                                       ------------- ------------- -------------
Balance at end of period               $    (12,834) $    (13,834) $    (11,454)
                                       ============= ============= =============

8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Years Ended December 31,
                                          -----------------------------------------
                                               1996          1995          1994
                                          ------------- ------------- -------------
Supplemental information on non-cash
     investing and financing activities:
     Assumption of net tax liabilities by
          Pacific Lumber                  $     28,437  $     21,826  $     31,529
     Contribution of assets by Pacific
          Lumber                                 3,224            --            --

Supplemental disclosure of cash flow
     information:
     Interest paid                        $     27,506  $     28,596  $     29,645


9.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1996 and 1995 is as follows:



                                                   Three Months Ended
                                -------------------------------------------------------
                                   March 31      June 30     September 30  December 31
                                ------------- ------------- ------------- -------------
1996:
     Log sales to Pacific
          Lumber                $      20,060 $      37,206 $      42,050 $      25,009
     Operating income                  16,027        30,751        34,603        19,955
     Net income                         5,665        14,370        16,658         9,546

1995:
     Log sales to Pacific
          Lumber                $      16,206 $      23,564 $      38,535 $      28,517
     Operating income                  12,088        18,468        31,071        23,631
     Net income                         3,204         7,009        14,447        10,134


          Logging operations on the Company's timberlands are highly seasonal. Logging activity is normally significantly higher in the months of April through November than in the months of December through March. The Company expects that its revenues and cash flows will continue to reflect that seasonality.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                     PAGE

     1.        FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

          Report of Independent Public Accountants                    17
          Balance sheet at December 31, 1996 and 1995                 18
          Statement of income for the years ended December 31,
               1996, 1995 and 1994                                    19
          Statement of cash flows for the years ended December 31,
               1996, 1995 and 1994                                    20
          Notes to financial statements                               21

     2.        FINANCIAL STATEMENT SCHEDULES:

          Schedules are inapplicable or the required information is included in the financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K during the fourth quarter of 1996. However, on March 12, 1997, the Company filed a Current Report on Form 8-K (under Item 5), dated March 11, 1997, concerning an agreement to amend the Headwaters Agreement to extend the period of time during which the closing conditions must be met to February 17, 1998.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 34), which index is incorporated herein by reference.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCOTIA PACIFIC HOLDING COMPANY

Date:  March 28, 1997         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director

Date:  March 28, 1997         By:      /S/ GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 28, 1997         By:    /S/ JOHN A. CAMPBELL
                                       John A. Campbell
                               Chairman of the Board, President
                                         and Director


Date:  March 28, 1997         By:    /S/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)


Date:  March 28, 1997         By:     /S/ JOHN T. LA DUC
                                        John T. La Duc
                                  Vice President and Director


Date:  March 28, 1997         By:      /S/ EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director

Date:  March 28, 1997         By:     /S/ STUART C. LEWIS
                                        Stuart C. Lewis
                                           Director


Date:  March 28, 1997         By:      /S/ JACK M. WEBB
                                         Jack M. Webb
                                           Director


Date:  March 28, 1997         By:      /S/ GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration
                                (Principal Accounting Officer)

    EXHIBIT
    NUMBER                       DESCRIPTION
 ------------  ----------------------------------------------

      3.1      Certificate of Incorporation of Scotia Pacific
               Holding Company (the "Company") (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

      3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

      4.1      Indenture between the Company and State Street
               Bank and Trust Company (as successor trustee to The First National Bank of Boston) ("State
               Street"), including the form of Note
               (incorporated herein by reference to Exhibit
               4.1 to the Company's Annual Report on Form 10-
               K for the fiscal year ended December 31, 1993)

      4.2      Deed of Trust, Security Agreement, Financing
               Statement, Fixture Filing and Assignment among the Company, State Street, as Trustee, and
               State Street, as Collateral Agent
               (incorporated herein by reference to Exhibit
               4.2 to the Company's Annual Report on Form 10-
               K for the fiscal year ended December 31, 1993)

      10.1 Master Purchase Agreement between the Company and The Pacific Lumber Company ("Pacific
               Lumber") (incorporated herein by reference to
               Exhibit 10.1 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December
               31, 1993)

      10.2     Services Agreement between the Company and
               Pacific Lumber (incorporated herein by
               reference to Exhibit 10.2 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

      10.3     Additional Services Agreement between the
               Company and Pacific Lumber (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

      10.4     Reciprocal Rights Agreement among the Company,
               Pacific Lumber and Salmon Creek Corporation
               ("Salmon Creek") (incorporated herein by reference to Exhibit 10.4 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

      10.5     Environmental Indemnification Agreement
               between the Company and Pacific Lumber
               (incorporated herein by reference to Exhibit
               10.5 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31,
               1993)

      10.6     Tax Allocation Agreement between the Company,
               Pacific Lumber, Salmon Creek and MAXXAM Inc.
               (incorporated herein by reference to Exhibit
               10.1 to Amendment No. 3 to the Form S-1
               Registration Statement of the Company,
               Registration No. 33-55538)

      10.7     Agreement dated September 28, 1996 among
               MAXXAM Inc., The Pacific Lumber Company (on
               behalf of itself, its subsidiaries and its
               affiliates), the United States of America and
               the State of California (incorporated herein
               by reference to Exhibit 10.1 to MAXXAM Inc.'s
               Form 8-K dated September 28, 1996; File No. 1-
               3924)

      *27      Financial Data Schedule

---------------

* Included with this filing.
