Form 10-Q
period 1997-03-31
SCOTIA PACIFIC HOLDING CO
filed 1997-04-25
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

   Number of shares of common stock outstanding at April 24, 1997: 3,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       SCOTIA PACIFIC HOLDING COMPANY

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE
     Item 1.   Financial Statements

          Balance Sheet at March 31, 1997 and December 31, 1996       3
          Statement of Income for the three months ended
               March 31, 1997 and 1996                                4
          Statement of Cash Flows for the three months ended
               March 31, 1997 and 1996                                5
          Condensed Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13
     Item 6.   Exhibits and Reports on Form 8-K                       13
     Signatures                                                       S-1

                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)




                                                    MARCH 31,    DECEMBER 31,
                                                       1997          1996
                                                  ------------- -------------
                                                   (UNAUDITED)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $      5,015  $     20,345
     Receivables:
          Due from Pacific Lumber                        7,089         5,007
          Accrued interest                                  80           150
     Prepaid timber harvesting costs                     1,509         1,509
     Other prepaid expenses and current assets              97            98
                                                  ------------- -------------
          Total current assets                          13,790        27,109
Timber and timberlands, net of accumulated
     depletion of $147,019 and $144,679,
     respectively                                      163,870       165,970
Property and equipment, net of accumulated
     depreciation of $5,675 and $5,458,
     respectively                                        6,967         6,597
Deferred financing costs, net                           14,399        14,707
Deferred income taxes                                   31,109        31,377
Restricted cash                                         29,765        29,967
Other assets                                             1,302         1,139
                                                  ------------- -------------
                                                  $    261,202  $    276,866
                                                  ============= =============
     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                        $        279  $        174
     Accrued interest                                    5,061        11,877
     Other accrued liabilities                             852           892
     Long-term debt, current maturities                 18,226        16,165
                                                  ------------- -------------
          Total current liabilities                     24,418        29,108
Long-term debt, less current maturities                309,192       319,965
                                                  ------------- -------------
          Total liabilities                            333,610       349,073
                                                  ------------- -------------
Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                              3             3
     Excess of liabilities assumed and common
          stock issued over assets
          contributed                                  (59,376)      (59,376)
     Cumulative activity since inception               (13,035)      (12,834)
                                                  ------------- -------------
          Total deficiency in net assets               (72,408)      (72,207)
                                                  ------------- -------------
                                                  $    261,202  $    276,866
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY

                            STATEMENT OF INCOME
                         (IN THOUSANDS OF DOLLARS)



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                       1997          1996
                                                  ------------- -------------
                                                          (UNAUDITED)

Log sales to Pacific Lumber                       $     17,508  $     20,060
                                                  ------------- -------------

Operating expenses:
     General and administrative                          1,705         1,583
     Depletion and depreciation                          2,557         2,450
                                                  ------------- -------------
                                                         4,262         4,033
                                                  ------------- -------------

Operating income                                        13,246        16,027

Other income (expense):
     Interest and other income                             675           723
     Interest expense                                   (6,854)       (7,141)
                                                  ------------- -------------
Income before income taxes                               7,067         9,609
Provision in lieu of income taxes                       (2,880)       (3,944)
                                                  ------------- -------------
Net income                                        $      4,187  $      5,665
                                                  ============= =============


The accompanying notes are an integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY

                          STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)



                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  ---------------------------
                                                       1997          1996
                                                  ------------- -------------
                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                   $      4,187  $      5,665
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Provision in lieu of income taxes              2,880         3,944
          Depletion and depreciation                     2,557         2,450
          Amortization of deferred financing
               costs                                       308           312
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                              (2,433)       (3,182)
               Amounts due to Pacific Lumber                 4          (704)
               Accrued interest                         (6,816)       (7,092)
               Other accrued liabilities                  (107)         (333)
          Other                                           (152)           47
                                                  ------------- -------------
                    Net cash provided by
                         operating activities             428          1,107
                                                  ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 (248)         (470)
     Net proceeds from sale of assets                        -            32
                                                  ------------- -------------
               Net cash used for investing
                    activities                           (248)          (438)
                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on Timber Notes                 (8,712)       (8,493)
     Dividends paid                                     (7,000)       (8,800)
     Restricted cash withdrawals, net                      202           300
                                                  ------------- -------------
               Net cash used for financing
                    activities                         (15,510)      (16,993)
                                                  ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (15,330)      (16,324)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        20,345        21,542
                                                  ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $      5,015  $      5,218
                                                  ============= =============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Assumption of net tax liabilities by Pacific
          Lumber                                  $      2,612  $      3,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                $     13,362  $     13,921


The accompanying notes are an integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY

                  CONDENSED NOTES TO FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by Scotia Pacific Holding Company (the "Company") with the Securities and Exchange Commission for the fiscal year ended December 31, 1996 (the "Form 10-K"). Any capitalized terms used but not defined in these Condensed Notes to Financial Statements have the same meaning given to them in the Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned indirect subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Company's Timber Notes.

          At March 31, 1997 and December 31, 1996, cash and cash equivalents also includes $4,387 and $17,600, respectively, which is restricted for debt service payments on the Timber Notes.

3.        CONTINGENCIES

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

          In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 25,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop the Murrelet HCP. Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, the Company and Pacific Lumber filed the Takings Litigation alleging that certain portions of their timberlands have been "taken" and seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, MAXXAM, the United States and California on September 28, 1996 described in Note 4 below, the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, the NMFS has announced that by April 25, 1997 it will make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by the Company. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's financial position, results of operations or liquidity.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP which demonstrates that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years. The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement (see Note 4) will be consummated and that the Multi-Species HCP will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require the Company to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes that Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

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

4.        HEADWATERS AGREEMENT

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of the approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 800 of these acres are owned by the Company (Pacific Lumber having the exclusive right to harvest on approximately 300 of these acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands to be acquired by the United States and California (the "Elk River Timberlands") from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          The Headwaters Agreement also provides, among other things, for the expedited processing by the United States of a Permit (an incidental take permit) to be based upon a Multi-Species HCP covering (a) the Resulting Pacific Lumber Timber Property (the property Pacific Lumber will own after consummation of the Headwaters Agreement) and (b) the Headwaters Timberlands and the 1,900 acres of additional timberlands to be acquired and retained by the United States and California (both as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property.

          On December 5, 1996, the United States and California each furnished a list of properties consisting of oil and gas interests, timberlands and a variety of other real estate properties for Pacific Lumber's review and approval. Neither list was accompanied by the requisite background information, although both lists did indicate that additional information would be made available. On December 10, 1996, Pacific Lumber wrote to the United States and California, stating, among other things, that the requisite background information had not been furnished, requesting the missing information and indicating that certain of the properties did not appear to be "available," as legislative action would be required for exchange of certain of the properties. In February 1997, as permitted by the Headwaters Agreement, Pacific Lumber notified California that its presented properties were not acceptable.

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

5.        DEFICIENCY IN NET ASSETS

          A reconciliation of the cumulative activity component of the Company's Deficiency in Net Assets is as follows:




                                                        THREE MONTHS
                                                           ENDED
                                                         MARCH 31,
                                                            1997
                                                       -------------
Balance at beginning of period                         $    (12,834)
Net income                                                    4,187
Assumption of net tax liabilities by Pacific Lumber           2,612
Dividends paid                                               (7,000)
                                                       -------------
Balance at end of period                               $    (13,035)
                                                       =============



                       SCOTIA PACIFIC HOLDING COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Company's Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          General
          In order to take account of the relative values of the species and categories of timber included in the Company Timber, the Mbfe concept was developed for use in structuring the Timber Notes. Under the Mbfe concept, one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price (as defined below) applicable to such species and category for the first half of 1992 by the SBE Price applicable to residual old growth redwood for the first half of 1992.

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

          Log sales to Pacific Lumber
          Net sales from logs were $17.5 million and $20.1 million for the three months ended March 31, 1997 and 1996, respectively. The decrease in revenues for the quarter ended March 31, 1997 compared to the same period in 1996 is due to lower average SBE Prices on logs. The volume of log deliveries for such periods was substantially unchanged at 30,000 Mbfe for the three months ended March 31, 1997 as compared to 29,700 Mbfe for the comparative prior year period. See also "--Trends."

          Operating income and income before income taxes
          Operating income was $13.2 million and $16.0 million for the three months ended March 31, 1997 and 1996, respectively. Income before income taxes was $7.1 million and $9.6 million for the three months ended March 31, 1997 and 1996, respectively. These decreases were primarily due to the decrease in log prices discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          In January 1997, the Company repaid approximately $8.7 million of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company paid $7.0 million of dividends to Pacific Lumber during the three months ended March 31, 1997. At March 31, 1997, the Indenture permitted the payment of $4.0 million of dividends which were paid on April 21, 1997.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's business is subject to a variety of California and federal laws, regulations and judicial and administrative interpretations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. The Company is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See Part II. Item 1. "Legal Proceedings" and Note 3 to the Financial Statements for further information regarding regulatory and environmental factors affecting the Company. See also Note 4 to the Financial Statements for the recent agreement to extend the Headwaters Agreement to February 17, 1998.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.

                       SCOTIA PACIFIC HOLDING COMPANY

                        PART II.  OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

          With respect to the Marbled Murrelet action, on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. Pacific Lumber had previously obtained regulatory reapproval of six of the eight THPs and confirmed with the trial court that six of those THPs were no longer subject to the preliminary injunction.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

          A.        EXHIBITS:

                    27   Financial Data Schedule

          B.   REPORTS ON FORM 8-K:

                    On March 12, 1997, the Company filed a Current Report on Form 8-K (under Item 5), dated March 11, 1997, concerning an agreement to amend the Headwaters Agreement to extend to February 17, 1998 the period of time during which the closing conditions must be met.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                  SCOTIA PACIFIC HOLDING COMPANY



Date:  April 24, 1997             By:    /S/ GARY L. CLARK
                                           Gary L. Clark
                                   Vice President - Finance and
                                          Administration