Form 10-Q
period 1997-06-30
SCOTIA PACIFIC HOLDING CO
filed 1997-08-04
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

   Number of shares of common stock outstanding at August 1, 1997: 3,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       SCOTIA PACIFIC HOLDING COMPANY

                                   INDEX



PART I.  -  FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Balance Sheet at June 30, 1997 and December 31, 1996        3
          Statement of Income for the three and six months ended
               June 30, 1997 and 1996                                 4
          Statement of Cash Flows for the six months ended
               June 30, 1997 and 1996                                 5
          Condensed Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         11

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13
     Item 6.   Exhibits and Reports on Form 8-K                       13
     Signature                                                        S-1

                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)



                                                     June 30,    December 31,
                                                       1997          1996
                                                  ------------- -------------
                                                   (Unaudited)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $     13,858  $     20,345
     Receivables:
          Due from Pacific Lumber                       12,542         5,007
          Accrued interest                                  94           150
     Prepaid timber harvesting costs                     1,509         1,509
     Other prepaid expenses and current assets              29            98
                                                  ------------- -------------
          Total current assets                          28,032        27,109
Timber and timberlands, net of accumulated
     depletion of $150,956 and $144,679,
     respectively                                      160,275       165,970
Property and equipment, net of accumulated
     depreciation of $5,938 and $5,458,
     respectively                                        6,771         6,597
Deferred financing costs, net                           14,091        14,707
Deferred income taxes                                   30,351        31,377
Restricted cash                                         29,765        29,967
Other assets                                             1,548         1,139
                                                  ------------- -------------
                                                  $    270,833  $    276,866
                                                  ============= =============
     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                        $        115  $        174
     Accrued interest                                   11,569        11,877
     Other accrued liabilities                           1,123           892
     Long-term debt, current maturities                 18,226        16,165
                                                  ------------- -------------
          Total current liabilities                     31,033        29,108
Long-term debt, less current maturities                309,192       319,965
                                                  ------------- -------------
          Total liabilities                            340,225       349,073
                                                  ------------- -------------
Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                              3             3
     Excess of liabilities assumed and common
          stock issued over assets contributed         (59,376)      (59,376)
     Cumulative activity since inception               (10,019)      (12,834)
                                                  ------------- -------------
          Total deficiency in net assets               (69,392)      (72,207)
                                                  ------------- -------------
                                                  $    270,833  $    276,866
                                                  ============= =============



The accompanying notes are an integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY

                            STATEMENT OF INCOME
                         (IN THOUSANDS OF DOLLARS)



                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                  --------------------------- ---------------------------
                                       1997          1996          1997          1996
                                  ------------- ------------- ------------- -------------
                                                        (Unaudited)
Log sales to Pacific Lumber       $     30,658  $     37,206  $     48,166  $     57,266
                                  ------------- ------------- ------------- -------------

Operating expenses:
     General and administrative          1,972         1,994         3,677         3,577
     Depletion and depreciation          4,199         4,461         6,756         6,911
                                  ------------- ------------- ------------- -------------
                                         6,171         6,455        10,433        10,488
                                  ------------- ------------- ------------- -------------

Operating income                        24,487        30,751        37,733        46,778

Other income (expense):
     Interest and other income             702           728         1,377         1,451
     Interest expense                   (6,815)       (7,104)      (13,669)      (14,245)
                                  ------------- ------------- ------------- -------------
Income before income taxes              18,374        24,375        25,441        33,984
Provision in lieu of income taxes       (7,486)      (10,005)      (10,366)      (13,949)
                                  ------------- ------------- ------------- -------------
Net income                        $     10,888  $     14,370  $     15,075  $     20,035
                                  ============= ============= ============= =============



The accompanying notes are an integral part of these financial statements.


                       SCOTIA PACIFIC HOLDING COMPANY

                          STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)



                                                         Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                        1997          1996
                                                   ------------- -------------
                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $     15,075  $     20,035
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Provision in lieu of income taxes              10,366        13,949
          Depletion and depreciation                      6,756         6,911
          Amortization of deferred financing
               costs                                        616           624
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                               (7,906)      (10,689)
               Amounts due to Pacific Lumber                (59)         (500)
               Accrued interest                            (308)         (300)
               Other accrued liabilities                    231           136
          Other                                            (334)         (182)
                                                   ------------- -------------
                    Net cash provided by
                         operating activities            24,437        29,984
                                                   ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                  (814)         (924)
     Net proceeds from sale of assets                        --            32
                                                   ------------- -------------
               Net cash used for investing
                    activities                             (814)         (892)
                                                   ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on Timber Notes                  (8,712)       (8,493)
     Dividends paid                                     (21,600)      (30,200)
     Restricted cash withdrawals, net                        202          300
                                                   ------------- -------------
               Net cash used for financing
                    activities                          (30,110)      (38,393)
                                                   ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (6,487)       (9,301)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         20,345        21,542
                                                   ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     13,858  $     12,241
                                                   ============= =============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Assumption of net tax liabilities by Pacific
          Lumber                                   $      9,340  $     12,780

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                 $     13,362  $     13,921



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

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned indirect subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Company's Timber Notes. In addition, cash and cash equivalents includes $10,916 and $17,600 at June 30, 1997 and December 31, 1996, respectively, which is restricted for debt service payments on the Timber Notes.

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

          In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 25,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber attempted to develop the Murrelet HCP.
Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, the Company and Pacific Lumber filed the Takings Litigation alleging that certain portions of their timberlands had been "taken" and seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, MAXXAM, the United States and California on September 28, 1996 and described in Note 4 below, the Takings Litigation has been stayed at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have other species listed as threatened or endangered under the ESA and/or the CESA and to designate critical habitat for such species. For example, on April 25, 1997 the NMFS announced the listing of the coho salmon under the ESA in northern California, including lands owned by the Company. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's financial position, results of operations or liquidity.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP demonstrating that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that their projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF. The proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years.
The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 8% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs will be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require the Company to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes that Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity.

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

4.        HEADWATERS AGREEMENT

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of the approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 800 of these acres are owned by the Company (Pacific Lumber having the exclusive right to harvest on approximately 300 of these acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration (possibly including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired by the United States and California from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          The Headwaters Agreement also provides, among other things, for the expedited processing by the United States of a Permit (an incidental take permit) to be based upon a Multi-Species HCP covering (a) the Resulting Pacific Lumber Timber Property (the property Pacific Lumber will own after consummation of the Headwaters Agreement) and (b) the Headwaters Timberlands and the 1,900 acres of additional timberlands to be acquired and retained by the United States and California (both of the latter as conserved habitat). The agreement also requires expedited processing by California of an SYP covering the Resulting Pacific Lumber Timber Property.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the Specified Items to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters Agreement to extend to February 17, 1998 the period of time during which these closing conditions must be met. The extension is, however, subject to the achievement of certain milestones toward completion of the Headwaters Agreement, including satisfaction of the Pacific Lumber Parties with the progress of the United States and California toward providing for the consideration to be transferred at the closing.

          The United States has recently focused its efforts on furnishing the federal portion of the required consideration through a federal budget appropriation. The Budget Agreement between President Clinton and the Republican Congressional leadership would allocate $250,000 for the acquisition pursuant to the Headwaters Agreement. In July 1997, the Senate Appropriations Committee approved the interior appropriations bill, which contained provisions allowing the expenditure of $700,000 for priority land acquisitions, including the $250,000 for the acquisition pursuant to the Headwaters Agreement. This bill does, however, contain a provision requiring the passage of authorizing legislation for the Headwaters acquisition. The corresponding appropriations bill approved by the House of Representatives did not contain any part of the $700,000 priority land acquisitions. Whether a federal budget appropriation for the Headwaters acquisition will be enacted, or the terms of any such appropriation, is uncertain as the full Senate must still consider the interior appropriations bill, and a conference would have to resolve any differences between the final Senate bill and the House version.

          Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters
Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands, (b) approval of an SYP and a Multi-Species HCP and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation. The parties to the Headwaters Agreement are working to satisfy these conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

5.        DEFICIENCY IN NET ASSETS

          A reconciliation of the cumulative activity component of the Company's deficiency in net assets is as follows:



                                                            Six
                                                           Months
                                                           Ended

                                                          June 30,
                                                            1997
                                                       -------------
Balance at beginning of period                         $    (12,834)
Net income                                                   15,075
Assumption of net tax liabilities by Pacific Lumber           9,340
Dividends paid                                              (21,600)
                                                       -------------
Balance at end of period                               $    (10,019)
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

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Company's Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          General
          The Mbfe concept was developed for use in structuring the Timber Notes in order to take account of the relative values of the species and categories of timber included in the Company Timber. Under the Mbfe concept, one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price (as defined below) applicable to such species and category for the first half of 1992 by the SBE Price applicable to residual old growth redwood for the first half of 1992.

          The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is published by the California State Board of Equalization at six month intervals for purposes of computing yield taxes imposed on the harvesting of timber. The published SBE Prices are based on average actual log prices between unrelated parties over a recent twenty-four month period. Therefore, SBE Prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

          Logging operations on the Company's timberlands are highly seasonal. Logging activity is normally significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to reflect that seasonality.

          Log sales to Pacific Lumber
          Net sales from logs were $30.7 million and $37.2 million for the quarter ended June 30, 1997 and 1996, respectively. The volume of log deliveries for such periods represented approximately 51,600 Mbfe and 54,000 Mbfe, respectively. Net sales from logs were $48.2 million and $57.3 million for the six months ended June 30, 1997 and 1996, respectively. This represents a log volume of 81,600 Mbfe and 83,700 Mbfe, respectively. The decrease in revenues for the quarter and six months ended June 30, 1997 compared to the same periods in 1996 is primarily due to decreases in average SBE prices for young growth redwood and Douglas-fir logs and, to a lesser degree, a lower volume of log deliveries.

     Operating income and income before income taxes
     Operating income was $24.5 million and $30.8 million for the quarter ended June 30, 1997 and 1996, respectively. Operating income was $37.7 million and $46.8 million for the six months ended June 30, 1997 and 1996, respectively. Income before income taxes was $18.4 million and $24.4
million for the second quarter of 1997 and 1996, respectively.   Income
before income taxes was $25.4 million and $34.0 million for the six months ended June 30, 1997 and 1996, respectively. The decreases in operating income and income before income taxes were primarily due to lower SBE prices and log volumes as discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          In January and July 1997, the Company repaid approximately $8.7 million and $7.5 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company paid $21.6 million of dividends to Pacific Lumber during the six months ended June 30, 1997. At June 30, 1997, the Indenture permitted the payment of $4.6 million of dividends which were paid on July 21, 1997.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's business is subject to a variety of California and federal laws, regulations and judicial and administrative interpretations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. The Company is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See Part II. Item 1. "Legal Proceedings" and Note 3 to the Financial Statements for further information regarding regulatory and environmental factors affecting the Company. See also Note 4 to the Financial Statements for the agreement to extend the Headwaters Agreement to February 17, 1998.

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

          With respect to the Marbled Murrelet action, on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. On June 18, 1997 the court granted the defendants' motions for summary judgment disposing of the remaining issues in this case in favor of the defendants.

          With respect to the Takings Litigation, the Pacific Lumber Parties have offered to continue and extend the stay of proceedings through September 15, 1997 in response to the request of the United States for an extension of the stay of proceedings.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K:

          None

                                 SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                  SCOTIA PACIFIC HOLDING COMPANY



Date:  August 1, 1997             By:    /S/ GARY L. CLARK
                                           Gary L. Clark
                                   Vice President - Finance and
                                          Administration