Form 10-Q
period 1997-09-30
SCOTIA PACIFIC HOLDING CO
filed 1997-11-05
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes /X/   No /  /

     Number of shares of common stock outstanding at November 3, 1997:  3,000


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                       SCOTIA PACIFIC HOLDING COMPANY

                                   INDEX



PART I.  -  FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Balance Sheet at September 30, 1997 and December 31, 1996 3 Statement of Income for the three and nine months ended
               September 30, 1997 and 1996                            4
          Statement of Cash Flows for the nine months ended
               September 30, 1997 and 1996                            5
          Condensed Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               11

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13
     Item 6.   Exhibits and Reports on Form 8-K                       13
     Signature                                                        S-1

                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)



                                                  SEPTEMBER 30,  DECEMBER 31,
                                                       1997          1996
                                                  ------------- -------------
                                                   (UNAUDITED)
                      ASSETS
Current assets:
     Cash and cash equivalents                    $      8,482  $     20,345
     Receivables:
          Due from Pacific Lumber                       13,644         5,007
          Accrued interest                                  64           150
     Prepaid timber harvesting costs                     1,406         1,509
     Other prepaid expenses and current assets             363            98
                                                  ------------- -------------
          Total current assets                          23,959        27,109
Timber and timberlands, net of accumulated
     depletion of $156,315 and $144,679,
     respectively                                      155,201       165,970
Property and equipment, net of accumulated
     depreciation of $6,136 and $5,458,
     respectively                                        6,557         6,597
Deferred financing costs, net                           13,783        14,707
Deferred income taxes                                   29,213        31,377
Restricted cash                                         28,818        29,967
Other assets                                             1,748         1,139
                                                  ------------- -------------
                                                  $    259,279  $    276,866
                                                  ============= =============
     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                        $        133  $        174
     Accrued interest                                    4,946        11,877
     Other accrued liabilities                           1,670           892
     Long-term debt, current maturities                 19,335        16,165
                                                  ------------- -------------
          Total current liabilities                     26,084        29,108
Long-term debt, less current maturities                300,630       319,965
                                                  ------------- -------------
          Total liabilities                            326,714       349,073
                                                  ------------- -------------
Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                              3             3
     Excess of liabilities assumed and common
          stock issued over assets contributed         (59,376)      (59,376)
     Cumulative activity since inception                (8,062)      (12,834)
                                                  ------------- -------------
          Total deficiency in net assets               (67,435)      (72,207)
                                                  ------------- -------------
                                                  $    259,279  $    276,866
                                                  ============= =============

The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                            STATEMENT OF INCOME
                         (IN THOUSANDS OF DOLLARS)



                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                  --------------------------- ---------------------------
                                       1997          1996          1997          1996
                                  ------------- ------------- ------------- -------------
                                                        (UNAUDITED)
Log sales to Pacific Lumber       $     44,346  $     42,050  $     92,512  $     99,316
                                  ------------- ------------- ------------- -------------

Operating expenses:
     General and administrative          2,625         2,225         6,302         5,802
     Depletion and depreciation          5,567         5,222        12,323        12,133
                                  ------------- ------------- ------------- -------------
                                         8,192         7,447        18,625        17,935
                                  ------------- ------------- ------------- -------------

Operating income                        36,154        34,603        73,887        81,381

Other income (expense):
     Interest and other income             641           669         2,018         2,120
     Interest expense                   (6,700)       (7,016)      (20,369)      (21,261)
                                  ------------- ------------- ------------- -------------
Income before income taxes              30,095        28,256        55,536        62,240
Provision in lieu of income taxes      (12,263)      (11,598)      (22,629)      (25,547)
                                  ------------- ------------- ------------- -------------
Net income                        $     17,832  $     16,658  $     32,907  $     36,693
                                  ============= ============= ============= =============

The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                          STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)



                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                   ---------------------------
                                                        1997          1996
                                                   ------------- -------------
                                                           (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $     32,907  $     36,693
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Provision in lieu of income taxes              22,629        25,547
          Depletion and depreciation                     12,323        12,133
          Amortization of deferred financing
               costs                                        924           935
          Increase (decrease) in cash resulting
               from changes in:
               Receivables due from Pacific
                    Lumber                               (9,058)       (8,459)
               Accrued interest receivable                   86            80
               Payables due to Pacific Lumber               (41)         (208)
               Accrued interest payable                  (6,931)       (7,179)
               Other accrued liabilities                    778           429
          Other                                            (760)         (292)
                                                   ------------- -------------
               Net cash provided by
                    operating activities                 52,857        59,679
                                                   ------------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                (1,104)       (1,668)
     Net proceeds from sale of assets                        --            32
                                                   ------------- -------------
               Net cash used for investing
                    activities                           (1,104)       (1,636)
                                                   ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on Timber Notes                 (16,165)      (14,103)
     Dividends paid                                     (48,600)      (59,600)
     Restricted cash withdrawals, net                      1,149          914
                                                   ------------- -------------
               Net cash used for financing
                    activities                          (63,616)      (72,789)
                                                   ------------- -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (11,863)      (14,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         20,345        21,542
                                                   ------------- -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      8,482  $      6,796
                                                   ============= =============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Assumption of net tax liabilities by
          Pacific Lumber                           $     20,465  $     23,570

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                 $     26,376  $     27,505

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

          The financial statements as of and for the periods ended September 30, 1997 and September 30, 1996 included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned indirect subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Company's Timber Notes. In addition, cash and cash equivalents includes $7,318 and $17,600 at September 30, 1997 and December 31, 1996, respectively, which is restricted for debt service payments on the Timber Notes.

3.        CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. Compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber increase its cost of logging operations. The Company and Pacific Lumber are subject to certain pending matters described below which could have a material adverse effect on the Company's financial position, results of operations or liquidity. There can be no assurance that certain pending or future governmental regulations, legislation, judicial or administrative decisions or California ballot initiatives will not have a material adverse effect on the Company.

          Regulatory actions and lawsuits are commenced from time to time seeking to have certain species listed as threatened or endangered under the ESA and/or the CESA and, in certain instances, to designate critical habitat for such species. In May 1996, the USFWS published the Final Designation of critical habitat for the marbled murrelet, a coastal seabird, which designated over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 25,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such acreage being young growth timberlands. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber attempted to develop the Murrelet HCP.
Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, the Company and Pacific Lumber filed the Takings Litigation alleging that certain portions of their timberlands had been "taken" and are seeking just compensation. Pursuant to the Headwaters Agreement entered into by Pacific Lumber, MAXXAM, the United States and California on September 28, 1996 and described in Note 4 below, the Takings Litigation has been stayed at the request of the parties.

          On April 25, 1997, the NMFS announced the listing of the coho salmon as threatened under the ESA in northern California, including lands owned by the Company. On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified Pacific Lumber, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on Pacific Lumber and the Company's timberlands. It is impossible for the Company to determine the potential adverse effect of the Final Designation, the listing of the coho salmon and/or any related litigation on the Company's financial position, results of operations or liquidity until such time as various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on the affected timberlands, such effect could be materially adverse to the Company. If the Company is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. See Note 4 below for information regarding Pacific Lumber's recent submission of a revised draft Multi-Species HCP pursuant to the Headwaters Agreement.

          In 1994, the BOF adopted certain regulations regarding compliance with long-term sustained yield ("LTSY") objectives. These regulations require that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish a LTSY harvest level that takes into account environmental and economic considerations. Timber companies must submit an SYP demonstrating that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that their projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. On December 17, 1996, Pacific Lumber submitted a proposed SYP to the CDF which was revised and re-submitted in September 1997. As revised, the proposed SYP sets forth an LTSY harvest level substantially the same as Pacific Lumber's average annual timber harvest over the last six years.
The proposed SYP also indicates that Pacific Lumber's average annual timber harvest during the first decade of the SYP would approximate the LTSY harvest level. During the second decade of the proposed SYP, Pacific Lumber's average annual timber harvest would be approximately 10% less than that proposed for the first decade. The SYP, when approved, will be valid for ten years. Thereafter, revised SYPs are to be prepared every decade that will address the LTSY harvest level based upon reassessment of changes in the resource base and protection of public resources.

          The proposed SYP assumes that the transactions contemplated by the Headwaters Agreement will be consummated and that the Multi-Species HCP will permit Pacific Lumber to harvest its timberlands (including over the next two decades a substantial portion of its old growth timberlands not transferred pursuant to the Headwaters Agreement) to achieve maximum sustained yield. The SYP is subject to review and approval by the CDF, and there can be no assurance that the SYP will be approved in its proposed form. Until the SYP is reviewed and approved, the Company is unable to predict the impact that these regulations will have on its future timber harvesting practices. It is possible that the results of the review and approval process could require the Company to reduce its timber harvest in future years from the harvest levels set forth in the proposed SYP. The Company believes that Pacific Lumber would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and making corresponding amendments to the SYP; however, there can be no assurance that Pacific Lumber would be able to do so, and the amount of such acquisitions would be limited by Pacific Lumber's available financial resources. The Company is unable to predict the impact the sustained yield regulations will have on its financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the CDF and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's THPs and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections. In addition, lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs or which challenge other operations by the Company.
These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber and to its other operations have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting and other operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their impact on the Company's financial position, results of operations or liquidity.

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

4.        HEADWATERS AGREEMENT

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California. The Headwaters Agreement provides the framework for the acquisition by the United States and California of the approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 800 of these acres are owned by the Company (Pacific Lumber having the exclusive right to harvest on approximately 300 of these acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired by the United States and California from a third party. The United States and California would also acquire and retain an additional 1,900 acres of timberlands from such third party.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands, (b) approval of an SYP (see Note 3) and a Multi-Species HCP (covering the Resulting Pacific Lumber Timber Property and the timberlands to be acquired and retained by the United States and California) and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation.

          As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct logging operations, including salvage logging (the "Moratorium"). The Moratorium was to terminate if by July 28, 1997 the parties had not achieved the closing conditions to their respective satisfaction. On March 11, 1997, the Pacific Lumber Parties agreed to amend the Headwaters
Agreement to extend to February 17, 1998 the period of time during which these closing conditions must be met. No written amendment has been executed, but the Pacific Lumber Parties have continued to observe the Moratorium. The extension is subject to the achievement of certain milestones toward completion of the Headwaters Agreement, including satisfaction of the Pacific Lumber Parties with the progress of the United States and California in providing the required consideration.

          The U.S. House and Senate have each passed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"); however, it is unclear whether President Clinton will sign the bill. The federal funding is to remain available until March 1, 1999 and is subject to several conditions, including: (a) contribution by the State of California of its $130 million portion of funding for the Headwaters Agreement, (b) approval by the State of California of an SYP covering the Resulting Pacific Lumber Timber Property, (c) dismissal of the Takings Litigation, (d) issuance by the United States of the Permit, (e) completion of an appraisal of the lands and interests being acquired by the United States (the "Appraisal"), (f) completion of an environmental impact statement with respect to the Multi-Species HCP, and (g) adequate provision having been made for access to the Headwaters Timberlands. Except for acquisition of lands necessary for roadway access to the Headwaters Timberlands, the Interior Appropriations Bill requires specific Congressional authorization of acquisitions that enlarge the Headwaters Timberlands by over five acres. The Interior Appropriations Bill also provides that the acquisition of the Headwaters Timberlands may not be completed prior to the earlier of (a) 180 days after enactment (extended by one day for every day beyond 120 days that the Appraisal is not submitted to Congress), or (b) enactment of any separate authorizing legislation modifying the Interior Appropriations Bill.

          Pacific Lumber submitted a revised draft of the Multi-Species HCP to the USFWS, NMFS and other agencies in September 1997. The Pacific Lumber Parties and regulatory agencies have had ongoing discussions regarding the environmental restrictions to be contained in the Multi-Species HCP, but significant differences remain between what is being requested by the regulatory agencies and what the Pacific Lumber Parties are willing to accept. The Interior Appropriations Bill requires that the regulatory agencies report to Congress regarding (a) the scientific and legal standards and criteria under the ESA used to develop the Multi-Species HCP and the Permit, and (b) should application for the Permit be denied, the precise substantive rationale for such denial. The Pacific Lumber Parties believe that this Congressionally-supervised process may assist the regulatory authorities and the Pacific Lumber Parties to reach an acceptable Multi-Species HCP, but no assurances can be made in this regard.

          Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters
Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration.

          The parties to the Headwaters Agreement are working to satisfy the closing conditions; however, there can be no assurance that the Headwaters Agreement will be consummated.

5.        DEFICIENCY IN NET ASSETS

          A reconciliation of the cumulative activity component of the Company's deficiency in net assets is as follows:


                                                        NINE MONTHS
                                                           ENDED
                                                       SEPTEMBER 30,
                                                            1997
                                                       -------------
Balance at beginning of period                         $    (12,834)
Net income                                                   32,907
Assumption of net tax liabilities by Pacific Lumber          20,465
Dividends paid                                              (48,600)
                                                       -------------
Balance at end of period                               $     (8,062)
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

          Log sales to Pacific Lumber
          Net sales from logs were $44.3 million and $42.1 million for the quarters ended September 30, 1997 and 1996, respectively. The increase in net sales between the 1997 and 1996 third quarters is due to the increase in volumes from 64,100 Mbfe to 71,200 Mbfe, but was offset in part by a decline in SBE prices in most categories of logs. Net sales from logs were $92.5 million and $99.3 million for the nine months ended September 30, 1997 and 1996, respectively. Net sales for the nine months ended September 30, 1997 decreased from the comparative prior year period due to a decline in SBE prices in most categories of logs partly offset by the increase in volume from 147,800 Mbfe to 152,800 Mbfe.

          Operating income and income before income taxes
          Operating income was $36.2 million and $34.6 million for the quarter ended September 30, 1997 and 1996, respectively. Operating income was $73.9 million and $81.4 million for the nine months ended September 30, 1997 and 1996, respectively. Income before income taxes was $30.1 million and $28.3 million for the third quarter of 1997 and 1996, respectively. Income before income taxes was $55.5 million and $62.2 million for the nine months ended September 30, 1997 and 1996, respectively. These changes between the periods are principally due to the changes in net sales discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          In January and July 1997, the Company repaid approximately $8.7 million and $7.5 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company paid $48.6 million of dividends to Pacific Lumber during the nine months ended September 30, 1997. At September 30, 1997, the Indenture permitted the payment of $7.8 million of dividends which were paid on October 20, 1997.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's business is subject to a variety of California and federal laws, regulations and judicial and administrative interpretations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. The Company is subject to certain pending matters which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See Part II. Item 1. "Legal Proceedings" and Note 3 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company. See also
Note 4 to the Financial Statements for information concerning the status of the Headwaters Agreement.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.


                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings since the date of the Form 10-K. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          On October 1, 1997, the Environmental Protection Information Center, Inc. ("EPIC"), the Sierra Club and others notified Pacific Lumber, NMFS and other regulatory agencies of their intent to file suit against these parties to enjoin an alleged take of the coho salmon within six watersheds on Pacific Lumber and the Company's timberlands.

          With respect to the Marbled Murrelet action described in the Form 10-K, on April 18, 1997, the U.S. Ninth Circuit Court of Appeals reversed the trial court's decision which had preliminarily enjoined eight already-approved THPs to the extent they rely on the Federal Owl Plan. On June 18, 1997 the court granted the defendants' motions for summary judgment disposing of the remaining issues in this case in favor of the defendants.

          With respect to the Takings Litigation described in the Form 10-K, the parties have asked the court to extend the stay of each action until November 14, 1997.

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


                                  SCOTIA PACIFIC HOLDING COMPANY



Date:  November 5, 1997           By:    /s/ Gary L. Clark
                                           Gary L. Clark
                                     Vice President - Finance
                                        and Administration