Form 10-K405
period 1997-12-31
SCOTIA PACIFIC HOLDING CO
filed 1998-03-27
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                              ---------------

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER 33-55538


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

   Number of shares of Common Stock outstanding at March 15, 1998:  3,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

                              Not applicable.



                             TABLE OF CONTENTS


                                   PART I

     Item 1.   Business                                               2

     Item 2.   Properties                                            10

     Item 3.   Legal Proceedings                                     10

     Item 4.   Submission of Matters to a Vote of Security Holders   12

                                  PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                   12

     Item 6.   Selected Financial Data                               12

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   12

     Item 8.   Financial Statements and Supplementary Data
                    Report of Independent Public Accountants         16
                    Balance Sheet                                    17
                    Statement of Income                              18
                    Statement of Cash Flows                          19
                    Notes to Financial Statements                    20

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                   29

                                  PART III

     Items
        10-13. Not applicable.

                                  PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                                   29


                                   PART I


ITEM 1.        BUSINESS

     GENERAL

          Scotia Pacific Holding Company (the "Company" or "Scotia Pacific") is the owner of commercial timber properties in northern California (the "Company Timberlands"). The Company was organized as a special purpose Delaware corporation to facilitate the sale in 1993 of $385.0 million aggregate principal amount of 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Substantially all of the Company's assets serve as collateral for the Timber Notes. The Company is a wholly owned subsidiary of The Pacific Lumber Company ("Pacific Lumber"). Pacific Lumber is an indirect wholly owned subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc. ("MGHI"), which in turn is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). As used herein, the terms "MGHI," "MGI," "Pacific Lumber" or "MAXXAM" refer to the respective companies and their subsidiaries, unless otherwise noted or the context indicates otherwise.

          This Annual Report on Form 10-K contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places (see Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement," Item 3. "Legal Proceedings," and Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and "--Trends"). Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This report identifies other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

     COMPANY TIMBERLANDS

          The Company Timberlands consist of approximately 179,000 acres of virtually contiguous commercial timber property located in Humboldt County along the northern California coast, an area which has very favorable soil and climate conditions for growing timber. Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 acres of the Company Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Company Timberlands (the "Excluded Timber"). Pacific Lumber is responsible, at its own expense, for the operation and management of the Excluded Timber. The timber on the Company Timberlands which is not subject to the Pacific Lumber Harvest Rights is referred to herein as the "Company Timber." Pacific Lumber harvests and purchases from the Company all or substantially all the logs harvested from Company Timber. See "--Harvesting Practices."

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

          The Company Timber consists of approximately 2.7 million "Mbfe" of timber (by volume). In order to take account of the relative values of the species and categories of timber included in the Company Timber, the Mbfe concept was developed for use in structuring the Timber Notes. Under the Mbfe concept, one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price (as defined below under "--Harvesting Practices") applicable to such species and category for the first half of 1992 by the SBE Price applicable to residual old growth redwood for the first half of 1992.

          The Company Timber consists primarily of young growth and residual old growth redwood and Douglas-fir timber. A small portion of the Company Timber is currently sub-merchantable, but mature enough to be measured in Mbfe units. In addition, substantial quantities of sub-merchantable trees are contained in the Company Timber which are not yet mature enough to be measured in Mbfe units. The table below sets forth, on an Mbfe basis, the approximate composition of the merchantable Company Timber as of the most recent date available, January 1, 1998. The estimates of the volume of timber comprising the Company Timber are based on a timber cruise performed in 1986 of all of Pacific Lumber's properties, as adjusted to reflect actual harvest levels since the cruise and estimated growth rates of the Company Timber.


                                                       Percentage of
                                                        Merchantable
                                                           Timber
                                                         Ownership
                                                    -----------------
Redwood:
     Residual old growth                                         27%
     Young growth                                                58%
                                                      --------------
          Total redwood                                          85%
                                                      --------------
Douglas-fir:
     Residual old growth                                          6%
     Young growth                                                 8%
                                                      --------------
          Total Douglas-fir                                      14%
Other types of timber                                             1%
                                                      --------------
               Total                                            100%
                                                      ==============



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

          Pacific Lumber engages in extensive efforts to supplement the natural regeneration of the Company Timber and increase the amount of timber on the Company's timberlands. Pursuant to the Services Agreement described below (see "--Operation of the Company Timberlands"), Pacific Lumber is required to regenerate Company Timber on behalf of the Company. This obligation includes the requirement to comply with California forestry regulations regarding reforestation, which generally require that an area be reforested to specified standards within an established period of time. Pacific Lumber also actively engages in efforts to establish timberlands from open areas such as pasture land. Regeneration of redwood timber generally is accomplished through the natural growth of new redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood regeneration by planting redwood seedlings. Douglas-fir timber is regenerated almost entirely by planting seedlings. During 1997, Pacific Lumber planted an estimated 650,000 redwood and Douglas-fir seedlings on timberlands containing Company Timber.

     OPERATION OF COMPANY TIMBERLANDS

          The Company's foresters (including several registered professional foresters), wildlife and fisheries biologists and other personnel are responsible for providing a number of forest stewardship techniques, including protecting the Company Timber from forest fires, erosion, insects and other damage, overseeing replanting activities and monitoring environmental and regulatory compliance. The Company's personnel are also responsible for preparing timber harvesting plans ("THPs") and updating the information contained in the Company's geographical information system ("GIS"). See "--Harvesting Practices" for a description of the Company's GIS and the THP preparation process. An extensive network of roads throughout the Company Timberlands allows the Company's foresters access to employ forest stewardship techniques and facilitates the transportation of logs harvested from the Company Timber.

          Pursuant to a Services Agreement (the "Services Agreement") entered into on the date of issuance of the Timber Notes (the "Transfer Date"), the Company relies on Pacific Lumber to provide operational, management and related services not performed by its own employees with respect to Company Timber. Such services include the furnishing of all equipment, personnel and expertise not within the Company's possession and reasonably necessary for the operation and maintenance of such timberlands, taking into consideration soil conditions, stand arrangements and other factors relevant to cultivation and harvesting of the Company Timber. In particular, Pacific Lumber is required to regenerate Company Timber, prevent and control loss of Company Timber by fires, maintain a system of roads throughout the Company Timberlands, take measures to control the spread of disease and insect infestation and comply with environmental laws and regulations. Pacific Lumber is also required to provide all services under the Services Agreement in a manner consistent in all material respects with the past practices of Pacific Lumber with respect to its own timber properties, with such changes (a) as, in the reasonable judgment of Pacific Lumber, are consistent with then current applicable industry standards or the practices of Pacific Lumber with respect to its then current timber resources, or (b) do not, individually or in the aggregate, have a material adverse effect on the Company and its operations. As compensation for the services provided by Pacific Lumber pursuant to the Services Agreement, the Company pays a monthly fee which is adjusted annually based upon a specified government index relating to wood products. The fee was approximately $115,400 per month in 1997 and is expected to be approximately $117,300 per month in 1998.

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

     HARVESTING PRACTICES

          The ability of the Company to sell logs will depend, in part, upon its ability to obtain regulatory approval of THPs. THPs are required to be developed by registered professional foresters and must be filed with, and approved by, the California Department of Forestry ("CDF") prior to the harvesting of timber. Each THP is designed to comply with applicable laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. See "--Regulatory and Environmental Factors and Headwaters Agreement" for information regarding Pacific Lumber's obligation to develop a plan establishing a long-term sustained yield level for its and the Company's timberlands. That section also contains information regarding threatened and endangered species listings, a critical habitat designation and similar matters with respect to the Company Timber.

          The GIS contains information regarding numerous aspects of the Company Timberlands, including timber type, tree class, wildlife data, roads, rivers and streams. Subject to the terms of the Services Agreement, Pacific Lumber, to the extent necessary, provides the Company with personnel and technical assistance to assist the Company in updating, upgrading and improving the GIS and the other computer equipment acquired by the Company. By carefully monitoring and updating this data base and conducting field studies, the Company's foresters, with the assistance (if required) of Pacific Lumber pursuant to the Services Agreement, are better able to develop detailed THPs addressing the various regulatory requirements. The Company also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of GIS data.

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

          The number of the Company's approved THPs and the amount of timber covered by such THPs varies significantly from time to time, depending upon a variety of factors, including the timing of agency review. Timber covered by an approved THP is typically harvested over more than one year. The indenture covering the Timber Notes (the "Indenture") requires the Company to use its best efforts (consistent with the past practices of Pacific Lumber and prudent business practices) to maintain a number of pending THPs which, together with THPs previously approved, would cover rights to harvest a sufficient quantity of Company Timber adequate to pay accrued interest and principal amortization generally equivalent to Rated Amortization moved forward by two years (see Note 2 to the Financial Statements of the Company contained in Item 8 of this Report for a description of Rated Amortization). Pursuant to the Services Agreement, Pacific Lumber provides a variety of services to the Company in connection with the preparation, filing and performance of THPs by the Company, including defending any legal challenge to a THP.

          After obtaining an approved THP covering Company Timber, the Company offers for sale the logs to be harvested pursuant to such THP. Although the Company could sell logs to third parties, the Company currently derives and expects to continue to derive all of its revenue from the sale of logs to Pacific Lumber pursuant to a Master Purchase Agreement (the "Master Purchase Agreement") and related log purchase agreements. The Company and Pacific Lumber enter, pursuant to the terms of the Master Purchase Agreement, into a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) in connection with each approved THP. Such log purchase agreement provides for the sale to Pacific Lumber of the logs harvested from the Company Timber covered by such THP and generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions.
However, the timing and amount of log purchases by Pacific Lumber will be affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries). As Pacific Lumber purchases logs from the Company pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing Company Timber covered by approved THPs, and the purchase price is therefore based upon "stumpage prices." Title to, and the obligation to pay for, harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. See "Legal Proceedings--Timber Harvesting Litigation" for a discussion of a Stipulation into which Pacific Lumber has entered with respect to its 1998 timber operator's license.

          The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber. SBE Prices are based on average actual log prices between unrelated parties over a recent twenty-four month period. Therefore, SBE Prices are not necessarily representative of actual prices that would be realized from unrelated parties at subsequent dates.

     OTHER PRINCIPAL AGREEMENTS

          On the Transfer Date, Pacific Lumber, the Company and Salmon Creek Corporation ("Salmon Creek," a wholly owned subsidiary of Pacific Lumber) entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses (the "Reciprocal Rights Agreement"). In addition, the Company and Pacific Lumber entered into an Environmental Indemnification Agreement pursuant to which Pacific Lumber agreed to indemnify the Company from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Company Timberlands. In particular, Pacific Lumber is liable with respect to any contamination which occurred on the Company Timberlands prior to the Transfer Date.

     EMPLOYEES

          As of March 1, 1998, the Company employed 40 persons, 8 of whom were registered professional foresters and none of whom are covered by a collective bargaining agreement.

     PRINCIPAL EXECUTIVE OFFICES

          The principal executive offices of the Company are located at 125 Main Street, 2nd Floor, P.O. Box 712, Scotia, California 95565. The telephone number of the Company is (707) 764-2330.

     MISCELLANEOUS

          For information concerning the business and financial condition of Pacific Lumber, see the Annual Report on Form 10-K of Pacific Lumber for the fiscal year ended December 31, 1997. Such report is available at no charge by writing to the following address: The Pacific Lumber Company, Shareholder Services Department, 5847 San Felipe, Suite 2600, P.O. Box 572887, Houston, Texas 77257-2887.

     REGULATORY AND ENVIRONMENTAL FACTORS AND HEADWATERS AGREEMENT

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See Item 1. "Business--General" and "Status of Multi-Species HCP, SYP and Headwaters Agreement" in this section for cautionary information with respect to such forward-looking statements.

          General
          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in the Company's business. The California Forest Practice Act (the "Forest Practice Act") and related regulations adopted by the California Board of Forestry (the "BOF") set forth detailed requirements for the conduct of timber harvesting operations in California. These requirements include the obligation of timber companies to prepare, and obtain regulatory approval of, detailed THPs (timber harvesting plans) containing information with respect to areas proposed to be harvested (see "--Harvesting Practices" above). As described further below, California law has also required large timber companies submitting THPs to demonstrate that their proposed timber operations will not decrease the sustainable productivity of their timberlands. A timber company may comply with this requirement by submitting for review and approval by the CDF a long-term sustained yield plan ("SYP") establishing a long-term sustained yield harvest level for their timberlands. The federal Endangered Species Act (the "ESA") and California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed wildlife and plants which have been declared to be endangered or threatened. The operations of Pacific Lumber are also subject to the California Environmental Quality Act ("CEQA"), which provides for protection of the state's air and water quality and wildlife, and the California Water Quality Act and Federal Clean Water Act, which require that Pacific Lumber conduct its operations so as to reasonably protect the water quality of nearby rivers and streams.

          While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations, have increased the costs of the Company and Pacific Lumber, they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber on the Company Timberlands, and to a lesser extent, residual old growth timber. As a result, the Company, Pacific Lumber and Salmon Creek in April 1996 filed two actions (the "Takings Litigation") alleging that certain portions of their timberlands had been "taken" by California and the United States and seeking just compensation. See Item 3. "Legal Proceedings--Takings Litigation."

          Headwaters Agreement
          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the "Pacific Lumber Parties") entered into an agreement with the United States and California ("Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by the Company (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including (a) the United States and California furnishing the requisite consideration, (b) approval of an SYP for Pacific Lumber's timberlands (including the Company Timberlands), in form and substance satisfactory to Pacific Lumber, (c) approval of a habitat conservation plan covering multiple species ("Multi-Species HCP") and issuance of a related incidental take permit (the "Permit") covering Pacific Lumber's timberlands (including the Company Timberlands), each in form and substance satisfactory to Pacific Lumber, (d) the issuance by the Internal Revenue Service and the California Franchise Tax Board of tax closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (e) acquisition of the Elk River Timberlands, (f) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (g) the dismissal of the Takings Litigation.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement (the "Interior Appropriations Bill"). The federal funding is to remain available until
March 1, 1999 and is subject to, among other things, contribution by the
State of California of its $130 million portion of funding for the
Headwaters Agreement. Although California has not enacted legislation providing funds for its portion of the acquisition contemplated by the Headwaters Agreement, representatives of the State of California continue to indicate that they are considering various methods of furnishing the required consideration. In August 1997, Pacific Lumber submitted drafts of the Multi-Species HCP and the SYP to the appropriate government agencies for
review.   On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into a Pre-Permit Application Agreement in Principle (the "HCP/SYP Agreement") regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The parties have been discussing the tax closing agreements but, to date, have not been able to reach agreement. The parties to the Headwaters Agreement are working diligently to satisfy the other closing conditions.

          Terms of the HCP/SYP Agreement
          The Company believes that execution of the HCP/SYP Agreement mentioned above is an important milestone toward completion of the Headwaters Agreement. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years. Subject to certain rights of Pacific Lumber to seek an amendment to the Permit and Multi-Species HCP, the HCP/SYP Agreement provides that for the term of the Permit, only management activities designed to enhance habitat could be conducted by Pacific Lumber in twelve forest groves not being sold to the United States
and California.   These groves aggregate approximately 8,000 acres and
consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber. These limitations are designed primarily to protect habitat for the marbled murrelet, a coastal seabird which has been listed as endangered under the CESA and threatened under the ESA. The HCP/SYP Agreement also requires Pacific Lumber to initiate a specified watershed assessment process, which Pacific Lumber has begun. This process is intended to result in appropriate protective zones for fish and other wildlife being established adjacent to the streams on Pacific Lumber's timberlands. Until the watershed assessment process is complete, Pacific Lumber must incorporate certain interim stream protective measures into its
THPs, including amending its pending (but not yet approved) THPs.   These
interim stream protection measures are more stringent than the measures currently required by existing state regulations.

          Effect of the HCP/SYP Agreement
          In addition to being an important milestone toward completion of the Headwaters Agreement, the Company also believes that the HCP/SYP Agreement would be a positive development in respect of the environmental challenges that it and Pacific Lumber have faced over the last several years. For instance, various groups and individuals have filed objections with the CDF and the BOF regarding these agencies' actions and rulings with respect to certain of the Company's THPs. In addition, lawsuits are pending or threatened which seek to prevent the Company from implementing certain of its approved THPs. While challenges with respect to the Company's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of the Company. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          A related environmental challenge which the Company has faced is the listing of threatened or endangered species which are found on the Company Timberlands. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Other species such as the
steelhead trout could be listed in the future.   Pacific Lumber has
developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl.

          The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. The marbled murrelet has been listed as endangered under the CESA and as threatened under the ESA. Approximately 25,000 acres of the Company Timberlands have been designated as critical habitat for the marbled murrelet. The Company incorporates mitigation measures into its THPs as necessary to protect and maintain habitat for the marbled murrelet on its timberlands and conducts certain pre-harvest marbled murrelet surveys. These surveys delay the review and approval process with respect to certain of the THPs filed by the Company. They have also indicated that the Company has certain timberlands which are occupied murrelet habitat. As discussed in "--Terms of the HCP/SYP Agreement" above, the HCP/SYP Agreement contains provisions regarding protection of the marbled murrelet.

          The coho salmon was listed in April 1997 as threatened under the ESA in northern California, including the Company Timberlands. The State of California and other persons, including Pacific Lumber, are working with NMFS and other government agencies to determine what mitigation measures will be instituted to protect the coho salmon. As discussed above, the HCP/SYP Agreement contains provisions regarding establishment of protective measures for the coho salmon and other fish and wildlife species. Pacific Lumber is also attempting to include in the Multi-Species HCP a resolution of the potential effect of limits by the Environmental Protection Agency ("EPA") on sedimentation, temperature and other factors (i.e. non-point source total maximum daily loadings; "TMDL"). The EPA is in the process of establishing limits on TMDL under the Federal Clean Water Act for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. The TMDL limits will be aimed at protecting water quality.

          As a result of the HCP/SYP Agreement, Pacific Lumber will revise and resubmit the Multi-Species HCP. If the Multi-Species HCP is approved, the Company and Pacific Lumber would be issued the Permit, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the species. The Multi-Species HCP would also identify measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP will be designed to protect habitat for and accommodate species currently listed under the ESA and CESA such as the marbled murrelet and coho salmon, as well as to consider candidate and future-listed species and their potential habitat needs. This forward-looking feature of the Multi-Species HCP is designed to both protect future-listed species and their habitat, and to provide more certainty and protection to Pacific Lumber and the Company against further restrictions on harvesting as a result of future listings or unforeseen circumstances. This additional protection and certainty against future listings and unforeseen circumstances is referred to as the "no surprises" policy of the United States Fish and Wildlife Service ("USFWS"), which must review and approve the Multi-Species HCP.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. Pacific Lumber will submit a revised SYP, which will assume that the transactions contemplated by the Headwaters Agreement (including acquisition of the Elk River Timberlands) will be consummated and that the Multi-Species HCP will be approved. The Company expects Pacific Lumber to propose a long-term sustained yield harvest level ("LTSY") which is somewhat less than recent harvest levels with respect to the Company's and Pacific Lumber's timberlands. In order to mitigate the anticipated impact of the SYP, Pacific Lumber has acquired approximately 11,000 acres of timberlands since January 1, 1996 and expects to continue to acquire such additional timberlands as will enable it to maintain recent harvest levels. However, there can be no assurance that Pacific Lumber would be able to continue such acquisitions, which would be limited by Pacific Lumber's
financial resources and the availability of acceptable properties.   If the
SYP is approved, Pacific Lumber and the Company will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. The HCP/SYP Agreement provides that upon submission of certain timber growth estimates by Pacific Lumber, CDF will find the SYP sufficient for public review. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          Status of the Multi-Species HCP, the SYP and the Headwaters
          Agreement
          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties. At such time as the parties reach agreement on the form of the Multi-Species HCP and the Permit, these documents, along with federal and state environmental impact statements, will be made available for public review and comment. After the government agencies complete the public review process and approve a final environmental impact statement, the agencies will decide whether to approve a Multi-Species HCP and a Permit. A similar process will occur with respect to the SYP. While the Company believes that the HCP/SYP Agreement represents an important milestone toward completion of the Headwaters Agreement and the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to Pacific Lumber will be approved.

          In the event that a Multi-Species HCP is not approved, the Company will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the TMDL limits on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if the Company is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its Takings Litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          Potential Future Developments
          Laws, regulations and related judicial decisions and administrative interpretations dealing with the Company's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection, air and water quality and the restriction, regulation and administration of timber harvesting practices. It is impossible to predict the content of any such bills, the likelihood of any of the bills passing or the impact of any of these bills on the future liquidity, financial position or operating results of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is impossible, however, to assess the effect of such matters on the Company's financial position, operating results or liquidity.

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

TIMBER HARVESTING LITIGATION

          On January 26, 1998, an action entitled Coho Salmon, et al. v. Pacific Lumber, et al. (No. 98-0283) (the "Coho lawsuit") was filed against the Company, Pacific Lumber and Salmon Creek in the United States District Court for the Northern District of California. This action alleges, among other things, violations of the ESA and claims that defendants' logging operations in five watersheds have contributed to the "take" of the coho salmon. This action relates to a significant number of the Company's approved or pending THPs. Plaintiffs seek, among other things, to enjoin timber harvesting on the THPs and acreage identified. The THPs which are the subject of the Coho lawsuit are at various stages of the THP cycle. Approximately one-third of the THPs have been submitted to the CDF, but have not yet been approved and will have to be amended pursuant to the HCP/SYP Agreement discussed above under Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement." While the Company believes that completion of the HCP/SYP Agreement is a positive development in respect of the Coho lawsuit, the Company is unable to predict the outcome of this case or its ultimate impact on the Company.

          On December 30, 1997, the CDF issued a statement of issues in connection with an administrative action entitled In the Matter of the Statement of Issues Against: The Pacific Lumber Company, Timber Operator License A-5326 (No. LT 97-8). This administrative action sought to deny Pacific Lumber's application for a timber operator's license ("TOL") based on various violations of the rules and regulations of the Forest Practice Act. On the same date, Pacific Lumber entered into a Stipulation with the CDF and received a conditional TOL for 1998. The 1998 TOL and Stipulation are conditioned on, among other things, Pacific Lumber (a) complying with existing requirements governing timber harvesting, as well as additional obligations concerning, primarily, wet weather operations and minimizing the flow of sediment into water courses on properties of the Company and Pacific Lumber, and (b) complying with additional self-monitoring and inspection obligations. Compliance with the obligations set forth in the Stipulation will restrict Pacific Lumber's ability to harvest timber and transport logs during periods of wet weather and could impair Pacific Lumber's ability to maintain adequate log inventories during these periods. Pacific Lumber has instituted additional policies and procedures to assure that it complies with the Stipulation. Should Pacific Lumber's TOL nevertheless be revoked, Pacific Lumber could engage independent contractors to complete these activities on its behalf (independent contractors currently account for approximately 60% of the harvesting activities on Pacific Lumber's timberlands). Pacific Lumber therefore does not believe that loss of the TOL would have a significant adverse effect on its operations or financial performance.

TAKINGS LITIGATION

          On May 7, 1996, the Company, Pacific Lumber and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et al. v. The United States of America (No. 96-257L) in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" without compensation over 3,800 acres of Pacific Lumber's old growth timberlands (including the Headwaters Forest and 900 acres of the Company's timberlands on which Pacific Lumber has harvesting rights) through its application of the ESA. The Company, Pacific Lumber and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. Salmon Creek has filed a similar action in the Superior Court of Sacramento County with respect to eight acres of virgin old growth timber. The court in each of these actions has granted the parties' agreed motions to stay the actions pursuant to the Headwaters Agreement. These actions would be dismissed if the Headwaters Agreement is consummated. See Item 1. "Business-- Regulatory and Environmental Factors and Headwaters Agreement" for description of the Headwaters Agreement.

USAT MATTER

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. (No. C950322) (the "Martel action") was filed against MAXXAM, MGI and others and is pending in the U.S. District Court for the Southern District of Texas against MAXXAM, MGI and others. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, the U.S. government has declined to participate in the suit.
The Company is not a defendant in this suit. The suit alleges that defendants made false statements and claims in violation of the Federal False Claims Act in connection with United Savings Association of Texas ("USAT"). Plaintiff alleges, among other things, that defendants used the federally insured assets of USAT to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel"). Plaintiffs allege that in exchange Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber by MAXXAM. Plaintiff alleges that as a result of USAT's insolvency defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. On February 6, 1998, defendants' motion to dismiss was taken under submission by the Court.

OTHER LITIGATION

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          All of the Company's common stock is owned by Pacific Lumber. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The Company declared and paid cash dividends on its common stock in the amount of $60.8 million, $76.9 million and $59.0 million in 1997, 1996 and 1995, respectively. As of December 31, 1997, approximately $1.5 million of dividends could be paid by the Company, which were paid in January 1998. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial Condition and Investing and Financing Activities" and Note 2 to the Financial Statements appearing in Item 8.

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

          Log sales to Pacific Lumber
          Revenues from the sale of logs were $110.4 million and $124.3 million for the years ended December 31, 1997 and 1996, respectively. The decrease in sales from the prior year is due to a decline in SBE prices in young growth redwood and Douglas-fir logs and due to the decrease in the volume of log deliveries from 187,900 Mbfe to 181,900 Mbfe (see Item 1. "Business--Company Timberlands" for an explanation of the Mbfe concept).

          Revenues from the sale of logs were $124.3 million and $106.8 million for the years ended December 31, 1996 and 1995, respectively. The volume of log deliveries for such periods represented approximately 187,900 Mbfe and 172,500 Mbfe, respectively. The increase in revenues was due to the higher volume of log sales and an increase in average realized prices of 7%. Average realized prices increased due to higher SBE prices.

          Operating income
          Operating income was $88.0 million, $101.3 million and $85.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. The changes between the years are primarily a result of the factors affecting revenues as described above. Operating income is net of a provision for timber depletion and depreciation of property and equipment, the estimated cost of yield taxes for the logs sold, administrative costs and the costs for operational, management and related services provided by Pacific Lumber in respect of the Company Timber pursuant to the Services Agreement.

          Income before income taxes
          Income before income taxes was $63.7 million, $76.0 million and $59.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in 1997 over 1996 and the increase in 1996 over 1995 was primarily due to the change in operating income between these years. Income before income taxes represents the sum of operating income and interest income on the funds deposited in a liquidity account (the "Liquidity Account") and other required deposits, less interest expense, including amortization of deferred financing costs on the Timber Notes.

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

          Although the Company is permitted to sell logs or standing timber from its timberlands to other purchasers, the Company has derived all of its revenue from the sale of logs to Pacific Lumber pursuant to the Master Purchase Agreement and related log purchase agreements, and management expects the Company to continue doing so. The quantities and timing of log sales for logs harvested from the Company's timberlands depend largely upon purchases of logs by Pacific Lumber under the Master Purchase Agreement and related log purchase agreements. The timing and amount of such purchases by Pacific Lumber may be affected by factors outside the control of the Company, including regulatory and environmental factors, the financial condition of Pacific Lumber, Pacific Lumber's own supply of timber and its ability to harvest such timber, and the supply and demand for lumber products (which, in turn, will be influenced by demand in the housing, construction and remodeling industries).

          Revenues from the sale of the Company's logs or timber from the Company's timberlands are deposited directly with the trustee under the Indenture, and may be released for, among other things, the payment of certain operating expenses. Revenues to be utilized for payments on the next note payment date of principal amortization, interest and premiums on the Timber Notes generally are deposited into an account (the "Payment Account") until the next note payment date. On each note payment date, the amounts on deposit in the Payment Account will be utilized to make required payments on the Timber Notes (or to make any required deposits, if any, to the Liquidity Account). Amounts remaining after the required transfer of funds into the Payment Account and the appropriate provision for certain operating expenses can be released to the Company free and clear of the lien and security interest of the Deed of Trust securing the Timber Notes (the "Deed of Trust").

          The amortization of the Timber Notes is generally structured to link, to the extent of available cash, the deemed depletion of the Company's timber as a result of the harvest and sale of logs (or sales of timber, if any) to the required amortization on the Timber Notes (see Note 2 to the Financial Statements). Regardless of the amount of timber actually harvested and sold, if there is sufficient cash (which could be available due to, among other things, favorable prices realized from harvested timber), the Timber Notes will amortize at least as fast as Capture Amortization (as defined in the Indenture). In any event, the Company is obligated to pay the Rated Amortization due on any Note Payment Date. During 1996, 1997 and in January 1998, the Company repaid approximately $14.1 million, $16.2 million and $10.8 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization (as defined in Note 2 to the Financial Statements).

          The Company initially deposited $35.0 million in the Liquidity Account and, as of December 31, 1997, the Liquidity Account had a balance of $28.4 million. The balance in the Liquidity Account must be maintained at the Required Liquidity Balance (as defined). Funds may be released from the Liquidity Account to the extent that the balance in the Liquidity Account exceeds the Required Liquidity Balance. The Required Liquidity Balance will generally decline as principal payments are made on the Timber Notes. The Liquidity Account is, except under certain limited circumstances, only available to pay interest and Rated Amortization on the Timber Notes if and to the extent that the Company does not have sufficient cash in the Payment Account. The Liquidity Account is not available to fund any premiums, interest on premiums or prepayment amounts (other than Rated Amortization) in respect of the Timber Notes. During the years ended December 31, 1997 and 1996, the Required Liquidity Balance decreased by approximately $1.5 million and $1.4 million, respectively, and such amounts have been released from the Liquidity Account.

          Once the Company's debt service, operating and capital expenditure requirements have been met, substantially all of the cash released to the Company free of the lien and security interest of the Deed of Trust is periodically distributed to Pacific Lumber. In connection with the foregoing, the Company paid $60.8 million, $76.9 million and $59.0 million of dividends during 1997, 1996 and 1995, respectively. At December 31, 1997, the Indenture permitted the payment of $1.5 million of dividends, which were paid in January 1998.

          The Company's capital expenditures relate primarily to reforestation of timberlands and to construction of logging roads. The Company's capital expenditures for 1997, 1996 and 1995 were approximately $1.8 million, $1.8 million and $2.0 million, respectively. In addition, Pacific Lumber made capital contributions of capital expenditures attributable to the Company Timberlands of $5.2 million and $3.2 million in 1997 and 1996, respectively. The Company's capital expenditures, excluding expenditures for timberlands, for the next several years are expected to approximate $1.5 million to $2.0 million per year.

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

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species, and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. The Company is subject to certain pending matters which could have a material adverse effect on the Company's financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse affect on the Company. See
Item 1. "Business--Regulatory and Environmental Factors and Headwaters Agreement," Item 3. "Legal Proceedings" and Note 5 to the Financial Statements for further information regarding regulatory and legal proceedings affecting the Company.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.

YEAR 2000

          Internal assessments undertaken for the Company have determined that the Company's and Pacific Lumber's software and related technologies will be affected to a small extent by the year 2000 date change. Spending is expected to be less than $100,000. System modification costs will be expensed as incurred. Costs associated with new systems will be capitalized and amortized over the estimated useful life of the product.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholder of Scotia Pacific Holding Company:

          We have audited the accompanying balance sheets of Scotia Pacific Holding Company (a Delaware corporation and a wholly owned subsidiary of The Pacific Lumber Company) as of December 31, 1997 and 1996, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scotia Pacific Holding Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


                                        ARTHUR ANDERSEN LLP


San Francisco, California
January 30, 1998

(Except for the matter discussed in the fourth paragraph of Note 5, as to which the date is February 27, 1998.)

                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)

                                                          December 31,
                                                  --------------------------
                                                       1997          1996
                                                  ------------  ------------
                      ASSETS
Current assets:
     Cash and cash equivalents                    $     20,926  $     20,345
     Receivables:
          Due from Pacific Lumber                        5,304         5,007
          Accrued interest                                 107           150
     Prepaid timber harvesting costs                     1,625         1,509
     Other prepaid expenses and current assets             385            98
                                                  ------------  ------------
          Total current assets                          28,347        27,109
Timber and timberlands, net of accumulated
     depletion of $158,519 and $144,679,
     respectively                                      154,288       165,970
Property and equipment, net of accumulated
     depreciation of $6,468 and $5,458,
     respectively                                       10,393         6,597
Deferred financing costs, net                           13,475        14,707
Deferred income taxes                                   28,753        31,377
Restricted cash                                         28,434        29,967
Other assets                                             1,827         1,139
                                                  ------------  ------------
                                                  $    265,517  $    276,866
                                                  ============  ============

     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                        $        147  $        174
     Accrued interest                                   11,305        11,877
     Other accrued liabilities                             846           892
     Long-term debt, current maturities                 19,335        16,165
                                                  ------------  ------------
          Total current liabilities                     31,633        29,108
Long-term debt, less current maturities                300,630       319,965
                                                  ------------  ------------
          Total liabilities                            332,263       349,073
                                                  ------------  ------------

Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                              3             3
     Excess of liabilities assumed and common
          stock issued over assets contributed         (59,376)      (59,376)
     Cumulative activity since inception                (7,373)      (12,834)
                                                  ------------  ------------
          Total deficiency in net assets               (66,746)      (72,207)
                                                  ------------  ------------
                                                  $    265,517  $    276,866
                                                  ============  ============

 The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                            STATEMENT OF INCOME
                         (IN THOUSANDS OF DOLLARS)


                                                   Years Ended December 31,
                                          ----------------------------------------
                                               1997          1996          1995
                                          ------------  ------------  ------------

Log sales to Pacific Lumber               $    110,398  $    124,325  $    106,822
                                          ------------  ------------  ------------

Operating expenses:
     General and administrative expenses         7,582         7,357         6,801
     Depletion and depreciation                 14,858        15,632        14,763
                                          ------------  ------------  ------------
                                                22,440        22,989        21,564
                                          ------------  ------------  ------------

Operating income                                87,958       101,336        85,258

Other income (expense):
     Interest and other income                   2,798         2,901         3,036
     Interest expense                          (27,037)      (28,255)      (29,258)
                                          ------------  ------------  ------------
Income before income taxes                      63,719        75,982        59,036
Provision in lieu of income taxes              (25,868)      (29,743)      (24,242)
                                          ------------  ------------  ------------
Net income                                $     37,851  $     46,239  $     34,794
                                          ============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                          STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)


                                                   Years Ended December 31,
                                          ----------------------------------------
                                               1997          1996          1995
                                          ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                           $     37,851  $     46,239  $     34,794
     Adjustments to reconcile net income
          to net cash provided by
          operating activities:
          Provision in lieu of income
               taxes                            25,868        29,743        24,242
          Depletion and depreciation            14,858        15,632        14,763
          Amortization of deferred
               financing costs                   1,232         1,247         1,142
          Increase (decrease) in cash
               resulting from changes in:
               Receivables due from
                    Pacific Lumber                (718)         (536)           89
               Accrued interest
                    receivable                      43             7           (55)
               Prepaid timber harvesting
                    costs                         (804)         (734)         (516)
               Due to Pacific Lumber               (27)         (651)          618
               Accrued interest                   (572)         (498)         (480)
               Other accrued liabilities           (46)         (244)          403
          Other                                   (276)           42           (84)
                                          ------------  ------------  ------------
               Net cash provided by
                    operating activities        77,409        90,247        74,916
                                          ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                       (1,396)       (1,841)       (1,991)
                                          ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                            (60,800)      (76,900)      (59,000)
     Principal payments on Timber Notes        (16,165)      (14,103)      (13,578)
     Restricted cash withdrawals                 1,533         1,400         1,035
                                          ------------  ------------  ------------
          Net cash used for financing
               activities                      (75,432)      (89,603)      (71,543)
                                          ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                   581        (1,197)        1,382
CASH AND CASH EQUIVALENTS AT BEGINNING OF
     PERIOD                                     20,345        21,542        20,160
                                          ------------  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF
     PERIOD                               $     20,926  $     20,345  $     21,542
                                          ============  ============  ============

 The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

          Scotia Pacific Holding Company (the "Company") is wholly owned by The Pacific Lumber Company ("Pacific Lumber") which is a wholly owned indirect subsidiary of MAXXAM Group Inc. ("MGI"). MGI is a wholly owned subsidiary of MAXXAM Group Holdings Inc., which is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company is a special purpose corporation organized in November 1992 to facilitate the offering of $385,000,000 of 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Consistent with the Company's purpose and pursuant to the terms of the indenture governing the Timber Notes (the "Indenture"), the Company is obligated to set aside each month a portion of the funds it receives from the sale of logs to Pacific Lumber sufficient to make the specified payments of principal and interest on the Timber Notes computed in accordance with the Indenture and to have a sufficient amount to pay operating expenses and capital improvements. Once the Company has satisfied its obligations under the Indenture, the Company is free to distribute any remaining cash to Pacific Lumber free of the lien of the Deed of Trust securing the Timber Notes (the "Deed of Trust").
Accordingly, the Company's ability to pay dividends on its common stock is not dependent upon any measure of financial performance. The Company expects that substantially all of its cash which is free of the lien of the Deed of Trust will be periodically distributed to Pacific Lumber.

          On March 23, 1993 (the "Transfer Date"), Pacific Lumber transferred to the Company, subject to certain timber harvest rights retained by Pacific Lumber, a substantial portion of its commercial timber property located in Humboldt County on the northern California coast, together with a portion of Pacific Lumber's forestry department personnel, its geographical information system, certain timber harvesting plans and other property, solely in exchange for the assumption by the Company of certain of Pacific Lumber debt (the "Assumed Pacific Lumber Securities"), which was subsequently retired, and all of the Company's common stock (collectively, the "Transfer").

     USE OF ESTIMATES AND ASSUMPTIONS

          The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect (i) the reported amounts of assets and liabilities,
(ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published and (iii) the reported amount of revenues and expenses recognized during each period presented. The Company reviews all significant estimates affecting its financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the subsequent resolution of any one of the contingent matters described in Note 5 could differ materially from current estimates. The results of an adverse resolution of such uncertainties could have a material effect on the Company's financial position, results of operations or liquidity.

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Cash Equivalents
          Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. At December 31, 1997 and 1996, the Company had approximately $17,784,000 and $17,600,000, respectively, of such money market instruments deposited in the Payment Account (as defined) held by the trustee under the Indenture (the "Trustee") for the payment of accrued interest and principal on the next Note Payment Date (as defined in Note 2).

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

          Property and Equipment
          Property and equipment were recorded at Pacific Lumber's historical cost as of the Transfer Date, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets. The major classes of property and equipment are as follows (dollar amounts in thousands):


                                         Estimated           December 31,
                                                     --------------------------
                                        Useful Lives      1997          1996
                                       ------------- ------------  ------------
Logging roads                              15 years  $     16,176  $     11,430
Other                                  5 - 15 years           685           625
                                                     ------------  ------------
                                                           16,861        12,055
Less:  accumulated depreciation                            (6,468)       (5,458)
                                                     ------------  ------------
                                                     $     10,393  $      6,597
                                                     ============  ============


          Depreciation expense for 1997, 1996 and 1995 was $1,019,000, $618,000 and $594,000, respectively.

          Deferred Financing Costs
          Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

          Restricted Cash
          Restricted cash represents the amount deposited into an account held by the Trustee under the Indenture (the "Liquidity Account"). The Liquidity Account is not available, except under certain limited circumstances, for working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note 2) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The Liquidity Account is not available to pay any Timber Note prepayments (other than Rated Amortization), premiums or interest on premiums in the event the Company does not have sufficient funds for such payments. The Indenture requires the Company to maintain a minimum balance in the Liquidity Account, to the extent of available cash (the "Required Liquidity Balance"). Funds may be released from the Liquidity Account to the extent that the balance in the Liquidity Account exceeds the Required Liquidity Balance. The Required Liquidity Balance will generally decline as principal payments are made on the Timber Notes. Interest and other income for 1997, 1996 and 1995 includes approximately $2,336,000, $2,457,000 and $2,560,000, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          Log Sales to Pacific Lumber
          The Company and Pacific Lumber entered into a Master Purchase Agreement on the Transfer Date (the "Master Purchase Agreement") which governs all log sales by the Company to Pacific Lumber. The harvested logs are purchased by Pacific Lumber (i.e., title passes and the obligation to make payment therefor is incurred) at the time each log is delivered to Pacific Lumber's log decks and scaled. The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at a price which equals or exceeds the applicable stumpage price for such species and category, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization (the "SBE Price"). The Harvest Value Schedule is generally published by the California State Board of Equalization at six month intervals for purposes of computing the yield taxes imposed on the harvesting of timber. SBE Prices are based on average actual log sales prices between unrelated parties over a recent twenty-four month period. Therefore, SBE prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

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

          Fair Value of Financial Instruments
          The carrying amounts of cash equivalents and restricted cash approximate fair value. As of December 31, 1997 and 1996, the estimated fair value of long-term debt, including current maturities, was $331,164,000 and $338,231,000, respectively. The estimated fair value of long-term debt is determined based on the quoted market price for the Timber Notes. The Timber Notes are thinly traded financial instruments; accordingly, their market price at any balance sheet date may not be representative of the price which would be derived from a more active market.

          Reclassifications
          Certain reclassifications have been made to the prior year's financial statements to be consistent with the presentation in the current year.

2.        LONG-TERM DEBT

          Long-term debt consists of the Timber Notes. The Company issued $385,000,000 aggregate principal amount of Timber Notes on the Transfer Date. The net proceeds from the sale of the Timber Notes were utilized by the Company (i) to fund the initial deposits to the Liquidity Account of $35,000,000 and an expense reserve of $625,000 (the "Expense Reserve") held by the Trustee under the Indenture, and (ii) to redeem the Assumed Pacific Lumber Securities.

          The Timber Notes are senior secured obligations of the Company and do not constitute obligations of, and are not guaranteed by, Pacific Lumber or any other person. Pursuant to the terms of the Indenture, the Company is not permitted to incur any indebtedness for borrowed money other than the indebtedness represented by the Timber Notes. The Timber Notes are secured by a lien on (i) the Company's timber and timberlands (subject to Pacific Lumber's exclusive right to harvest certain of the timber on such timberlands), (ii) certain contract rights and certain other assets,
(iii) the proceeds of the foregoing, (iv) the Payment Account, (v) the Liquidity Account, and (vi) substantially all of the other property and equipment transferred to the Company by Pacific Lumber (subject to certain rights of concurrent use by Pacific Lumber). Amounts payable on the Timber Notes are paid semi-annually generally on January 20 and July 20 of each year (each, a "Note Payment Date").

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of the Company's timber (through the harvest and sale of logs) to the required amortization of the Timber Notes. The required amount of amortization on any Note Payment Date is determined by various mathematical formulas set forth in the Indenture. Scheduled Amortization of the Timber Notes represents the amount of principal which the Company must pay through each Note Payment Date in order to avoid payment of prepayment or deficiency premiums. The Scheduled Maturity Date, which is July 20, 2009, represents the Note Payment Date on which the Company will pay the final installment of principal if all payments of principal are made in accordance with Scheduled Amortization. Rated Amortization of the Timber Notes represents the minimum amount of principal which the Company must pay (on a cumulative basis) through any Note Payment Date in order to avoid an Event of Default (as defined). The Rated Maturity Date, which is July 20, 2015, is the Note Payment Date by which the Company must pay all outstanding principal on the Timber Notes. Regardless of the amount of timber actually harvested and sold, if there is sufficient cash (which could be available due to, among other things, favorable prices realized from harvested timber), the Timber Notes will amortize at least as fast as Capture Amortization. If the Timber Notes were amortized in accordance with Capture Amortization, the final installment of principal on the Timber Notes would be paid on January 20, 2012.

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

          The following table presents the amortization of the Timber Notes based on Rated Amortization, Capture Amortization and Scheduled
Amortization (in thousands):


                                            Rated        Capture      Scheduled
                                         Amortization  Amortization  Amortization
                                        ------------- ------------- -------------
Years Ending December 31:
     1998                                       8,690        15,130        19,335
     1999                                      10,206        17,244        21,651
     2000                                      12,557        19,333        23,970
     2001                                      14,090        19,698        24,734
     2002                                      16,164        19,420        24,767
     Thereafter                               258,258       229,140       205,508
                                        ------------- ------------- -------------
                                        $     319,965 $     319,965 $     319,965
                                        ============= ============= =============

          In 1995, 1996, 1997 and in January 1998, the Company repaid $13,578,000, $14,103,000, $16,165,000 and $10,773,000, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          At December 31, 1997, the Indenture permitted the payment of $1,500,000 of dividends, which were paid in January 1998.

3.        RELATED PARTY TRANSACTIONS

          The Master Purchase Agreement and the related log purchase agreements govern all log sales by the Company to Pacific Lumber. Under the Master Purchase Agreement, Pacific Lumber is responsible for harvesting the Company's standing timber and transporting harvested logs to its log decks. Payments for the log sales outstanding at December 31, 1997 were received by the Company in January 1998.

          The Company and Pacific Lumber also entered into a Services Agreement on the Transfer Date (the "Services Agreement"), pursuant to which Pacific Lumber provides a variety of operational, management and related services in respect of the Company's timber properties not provided by the Company's employees, including reforestation, fire protection, road maintenance and disease control. The Company pays Pacific Lumber an annual fee, payable in equal monthly installments and subject to annual adjustment provisions, for such services. For the years ended December 31, 1997, 1996 and 1995, amounts recorded by the Company for services pursuant to the terms of the Services Agreement totaled $1,384,000, $1,345,000 and $1,382,000, respectively.

4.        PROVISION IN LIEU OF INCOME TAXES

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

          The provision in lieu of income taxes on income before income taxes consists of the following (in thousands):


                                                   Years Ended December 31,
                                            -------------------------------------
                                                1997         1996         1995
                                            ------------ ------------ -----------
Current provision in lieu of income taxes:
     Federal                                $     18,193 $     21,994 $     16,855
     State                                         5,051        6,443        4,971
                                            ------------ ------------ ------------
                                                  23,244       28,437       21,826
                                            ------------ ------------ ------------
Deferred provision in lieu of income taxes:
     Federal                                       2,063          706        1,884
     State                                           561          600          532
                                            ------------ ------------ ------------
                                                   2,624        1,306        2,416
                                            ------------ ------------ ------------
                                            $     25,868 $     29,743 $     24,242
                                            ============ ============ ============


          A reconciliation between the provision in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows (in thousands):


                                                Years Ended December 31,
                                       ----------------------------------------
                                            1997          1996          1995
                                       ------------  ------------  ------------
Income before income taxes             $     63,719  $     75,982  $     59,036
                                       ============  ============  ============
Amount of federal income tax based
     upon the statutory rate           $     22,302  $     26,594  $     20,663
State taxes, net of federal tax
     benefit                                  3,647         4,578         3,577
Other                                           (81)       (1,429)            2
                                       ------------  ------------  ------------
                                       $     25,868  $     29,743  $     24,242
                                       ============  ============  ============


          The components of the Company's net deferred income tax assets (liabilities) are as follows (in thousands):


                                                        December 31,
                                                --------------------------
                                                     1997          1996
                                                ------------  ------------
Deferred income tax assets:
     Timber and timberlands                     $     29,331  $     32,202
     Property and equipment                              224           140
                                                ------------  ------------
          Total deferred income tax assets            29,555        32,342
                                                ------------  ------------
Deferred income tax liabilities:
     Other                                              (802)         (965)
                                                ------------  ------------
          Total deferred income tax
               liabilities                              (802)         (965)
                                                ------------  ------------
Net deferred income tax assets                  $     28,753  $     31,377
                                                ============  ============

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

5.        CONTINGENCIES

          The Company s business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in the Company s business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the costs of the Company, they have not had a significant adverse effect on its financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber on the Company's timberlands, and to a lesser extent, residual old growth timber.

          On September 28, 1996, Pacific Lumber (on behalf of itself, its subsidiaries and affiliates) and MAXXAM (collectively, the Pacific Lumber Parties ) entered into an agreement with the United States and California
( Headwaters Agreement ) which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber s timberlands. These timberlands are commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (collectively, the "Headwaters Timberlands"). A substantial portion of the Headwaters Timberlands consists of virgin old growth timberlands. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by the Company (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) property and other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,755 acres of adjacent timberlands (the "Elk River Timberlands") to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Forest or the Elk Head Springs Forest to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of a sustained yield plan ("SYP"), approval of a habitat conservation plan covering multiple species ("Multi-Species HCP") and issuance of a related incidental take permit (the "Permit") and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds toward consummation of the Headwaters Agreement. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into a Pre-Permit Application Agreement in Principle (the "HCP/SYP Agreement") regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permit and the SYP. The HCP/SYP Agreement provides that the Permit and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in twelve forest groves to those which would enhance habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          In addition to being an important milestone toward completion of the Headwaters Agreement, the Company also believes that the HCP/SYP Agreement is a positive development in respect of the environmental challenges that it has faced over the last several years. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act
("CESA").   Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permit, which would allow limited incidental take of listed species so long as there was no jeopardy to the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP would be designed to protect currently listed species as well as to consider candidate and
future-listed species.   Pacific Lumber is also attempting to include in
the Multi-Species HCP a resolution of the potential effect of limits by the Environmental Protection Agency ("EPA") on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. These limitations will be aimed at protecting water quality.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved timber harvesting plans ("THPs" ). While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. Subject to further study, the Company expects Pacific Lumber to propose a long-term sustained yield harvest level ("LTSY") which is somewhat less than Pacific Lumber s recent harvest levels. If the SYP is approved, Pacific Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period.
An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permit are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permit acceptable to Pacific Lumber will be approved.

          In the event that a Multi-Species HCP is not approved, Pacific Lumber will not enjoy the benefits of expedited preparation and facilitated review of its THPs. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA's limitations on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

6.        DEFICIENCY IN NET ASSETS

          A reconciliation of the activity for the deficiency in net assets is as follows (in thousands):

                                                Years Ended December 31,
                                       ----------------------------------------
                                            1997          1996          1995
                                       ------------  ------------  ------------

Balance at beginning of period         $    (12,834) $    (13,834) $    (11,454)
Net income                                   37,851        46,239        34,794
Contribution of assets by Pacific
     Lumber                                   5,166         3,224            --
Assumption of net tax liabilities by
     Pacific Lumber                          23,244        28,437        21,826
Dividends paid                              (60,800)      (76,900)      (59,000)
                                       ------------  ------------  ------------
Balance at end of period               $     (7,373) $    (12,834) $    (13,834)
                                       ============  ============  ============

7.        SUPPLEMENTAL CASH FLOW INFORMATION


                                                   Years Ended December 31,
                                          ----------------------------------------
                                               1997          1996          1995
                                          ------------  ------------  ------------
                                                        (In thousands)
Supplemental information on non-cash
     investing and financing activities:
     Assumption of net tax liabilities by
          Pacific Lumber                  $     23,244  $     28,437  $     21,826
     Contribution of assets by Pacific
          Lumber                                 5,166         3,224            --

Supplemental disclosure of cash flow
     information:
     Interest paid                        $     26,377  $     27,506  $     28,596


8.        QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1997 and 1996 is as follows (in thousands):


                                                   Three Months Ended
                                ------------------------------------------------------
                                   March 31      June 30     September 30  December 31
                                ------------- ------------- ------------- -------------
1997:
     Log sales to Pacific
          Lumber                $      17,508 $      30,658 $      44,346 $      17,886
     Operating income                  13,246        24,487        36,154        14,071
     Net income                         4,187        10,888        17,832         4,944

1996:
     Log sales to Pacific
          Lumber                $      20,060 $      37,206 $      42,050 $      25,009
     Operating income                  16,027        30,751        34,603        19,955
     Net income                         5,665        14,370        16,658         9,546


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                     PAGE

          1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):
               Report of Independent Public Accountants                 16
               Balance Sheet at December 31, 1997 and 1996              17
               Statement of Income for the years ended December
                    31, 1997, 1996 and 1995                             18
               Statement of Cash Flows for the years ended
                    December 31, 1997, 1996 and 1995                    19
                    Notes to Financial Statements                       20

          2.   FINANCIAL STATEMENT SCHEDULES:

               Schedules are inapplicable or the required information is
                    included in the financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K during the fourth quarter of 1997.

(C)  EXHIBITS

     Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 30), which index is incorporated herein by reference.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCOTIA PACIFIC HOLDING COMPANY

Date:  March 26, 1998         By:    /s/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director

Date:  March 26, 1998         By:      /s/ GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 26, 1998         By:    /s/ JOHN A. CAMPBELL
                                       John A. Campbell
                               Chairman of the Board, President
                                         and Director


Date:  March 26, 1998         By:    /s/ PAUL N. SCHWARTZ
                                       Paul N. Schwartz
                                Vice President, Chief Financial
                                     Officer and Director
                                 (Principal Financial Officer)


Date:  March 26, 1998         By:     /s/ JOHN T. LA DUC
                                        John T. La Duc
                                  Vice President and Director


Date:  March 26, 1998         By:      /s/ EZRA G. LEVIN
                                         Ezra G. Levin
                                           Director

Date:  March 26, 1998         By:     /s/ STUART C. LEWIS
                                        Stuart C. Lewis
                                           Director


Date:  March 26, 1998         By:      /s/ JACK M. WEBB
                                         Jack M. Webb
                                           Director


Date:  March 26, 1998         By:      /s/ GARY L. CLARK
                                         Gary L. Clark
                                 Vice President - Finance and
                                        Administration
                                (Principal Accounting Officer)


                             INDEX OF EXHIBITS

    EXHIBIT
    NUMBER                          DESCRIPTION
 ------------  ----------------------------------------------------

     3.1       Certificate of Incorporation of Scotia Pacific
               Holding Company (the "Company") (incorporated herein by reference to Exhibit 3.1 to the Company's Annual
               Report on Form 10-K for the fiscal year ended
               December 31, 1993; the "Company's 1993 Form 10-K")

     3.2 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's 1993 Form
               10-K

     4.1 Indenture between the Company and State Street Bank and Trust Company ("State Street"), (incorporated herein by reference to Exhibit 4.1 to the Company's
               1993 Form 10-K

     4.2       Deed of Trust, Security Agreement, Financing
               Statement, Fixture Filing and Assignment among the
               Company, State Street, as Trustee, and State Street, as Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the Company's 1993 Form
               10-K

    10.1       Master Purchase Agreement between the Company and
               The Pacific Lumber Company ("Pacific Lumber")
               (incorporated herein by reference to Exhibit 10.1 to the Company's 1993 Form 10-K

    10.2       Services Agreement between the Company and Pacific
               Lumber (incorporated herein by reference to Exhibit
               10.2 to the Company's 1993 Form 10-K

    10.3 Additional Services Agreement between the Company and Pacific Lumber (incorporated herein by reference to Exhibit 10.3 to the Company's 1993 Form 10-K

    10.4       Reciprocal Rights Agreement among the Company,
               Pacific Lumber and Salmon Creek Corporation ("Salmon
               Creek") (incorporated herein by reference to Exhibit
               10.4 to the Company's 1993 Form 10-K

    10.5       Environmental Indemnification Agreement between the
               Company and Pacific Lumber (incorporated herein by reference to Exhibit 10.5 to the Company's 1993 Form
               10-K

    10.6       Tax Allocation Agreement between the Company,
               Pacific Lumber, Salmon Creek and MAXXAM Inc.
               (incorporated herein by reference to Exhibit 10.1 to Amendment No. 3 to the Form S-1 Registration
               Statement of the Company, Registration No. 33-55538)

    10.7       Agreement dated September 28, 1996 among MAXXAM
               Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates), the United States of America and the State of California
               (incorporated herein by reference to Exhibit 10.1 to MAXXAM Inc.'s Form 8-K dated September 28, 1996;
               File No. 1-3924)

    10.8       Pre-Permit Application Agreement in Principle dated
               February 27, 1998 relating to the Headwaters
               Agreement (incorporated herein by reference to Exhibit 10.16 to the Annual Report on Form 10-K of
               Pacific Lumber for the fiscal year ended December
               31, 1997; File No. 1-9204)

   *27         Financial Data Schedule

---------------
* Included with this filing.