Form 10-Q
period 1998-03-31
SCOTIA PACIFIC HOLDING CO
filed 1998-05-05
CIK 894864

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
Yes /X/   No /  /

   Number of shares of common stock outstanding at April 29, 1998:  3,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             TABLE OF CONTENTS


                                                                      PAGE
PART I.  -  FINANCIAL INFORMATION
     Item 1.   Financial Statements:
          Balance Sheet at March 31, 1998 and December 31, 1997       3
          Statement of Income for the three months ended
               March 31, 1998 and 1997                                4
          Statement of Cash Flows for the three months ended
               March 31, 1998 and 1997                                5
          Condensed Notes to Financial Statements                     6

     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8

PART II.  -  OTHER INFORMATION

     Item 1.   Legal Proceedings                                      10
     Item 6.   Exhibits and Reports on Form 8-K                       10
     Signature                                                        S-1

                       SCOTIA PACIFIC HOLDING COMPANY

                               BALANCE SHEET
              (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)



                                                    MARCH 31,    DECEMBER 31,
                                                       1998          1997
                                                  ------------  ------------
                                                   (UNAUDITED)
                      ASSETS

Current assets:
     Cash and cash equivalents                    $      4,554  $     20,926
     Receivables:
          Due from Pacific Lumber                        3,587         5,304
          Accrued interest                                  76           107
     Prepaid timber harvesting costs                     1,575         1,625
     Other prepaid expenses and current assets             365           385
                                                  ------------  ------------
          Total current assets                          10,157        28,347
Timber and timberlands, net of accumulated
     depletion of $159,736 and $158,519,
     respectively                                      153,375       154,288
Property and equipment, net of accumulated
     depreciation of $6,750 and $6,468,
     respectively                                       10,140        10,393
Deferred financing costs, net                           13,172        13,475
Deferred income taxes                                   28,740        28,753
Restricted cash                                         28,108        28,434
Other assets                                             1,907         1,827
                                                  ------------  ------------
                                                  $    245,599  $    265,517
                                                  ============  ============
     LIABILITIES AND DEFICIENCY IN NET ASSETS

Current liabilities:
     Due to Pacific Lumber                        $        139  $        147
     Accrued interest                                    4,780        11,305
     Other accrued liabilities                             588           846
     Long-term debt, current maturities                 20,513        19,335
                                                  ------------  ------------
          Total current liabilities                     26,020        31,633
Long-term debt, less current maturities                288,679       300,630
                                                  ------------  ------------
          Total liabilities                            314,699       332,263
                                                  ------------  ------------
Contingencies

Deficiency in net assets:
     Common stock, $1.00 par value, 3,000 shares
          authorized and issued                              3             3
     Excess of liabilities assumed and common
          stock issued over assets contributed         (59,376)      (59,376)
     Cumulative activity since inception                (9,727)       (7,373)
                                                  ------------  ------------
          Total deficiency in net assets               (69,100)      (66,746)
                                                  ------------  ------------
                                                  $    245,599  $    265,517
                                                  ============  ============


The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                            STATEMENT OF INCOME
                         (IN THOUSANDS OF DOLLARS)


                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                  --------------------------
                                                       1998          1997
                                                  ------------  ------------
                                                          (UNAUDITED)
Log sales to Pacific Lumber                       $      9,223  $     17,508
                                                  ------------  ------------
Operating expenses:
     General and administrative                          1,453         1,705
     Depletion and depreciation                          1,514         2,557
                                                  ------------  ------------
                                                         2,967         4,262
                                                  ------------  ------------

Operating income                                         6,256        13,246
Other income (expense):
     Interest and other income                             649           675
     Interest expense                                   (6,496)       (6,854)
                                                  ------------  ------------
Income before income taxes                                 409         7,067
Provision in lieu of income taxes                         (143)       (2,880)
                                                  ------------  ------------
Net income                                        $        266  $      4,187
                                                  ============  ============


The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                          STATEMENT OF CASH FLOWS
                         (IN THOUSANDS OF DOLLARS)



                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                   --------------------------
                                                        1998          1997
                                                   ------------  ------------
                                                           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                    $        266  $      4,187
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Provision in lieu of income taxes                 143         2,880
          Depletion and depreciation                      1,514         2,557
          Amortization of deferred financing
               costs                                        303           308
          Increase (decrease) in cash resulting
               from changes in:
               Receivables                                1,748        (2,433)
               Amounts due to Pacific Lumber                 (8)            4
               Accrued interest                          (6,525)       (6,816)
               Other accrued liabilities                   (258)         (107)
          Other                                             (10)         (152)
                                                   ------------  ------------
          Net cash provided by (used for)
               operating activities                      (2,827)          428
                                                   ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                  (348)         (248)
                                                   ------------  ------------
          Net cash used for investing activities           (348)         (248)
                                                   ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on Timber Notes                 (10,773)       (8,712)
     Dividends paid                                      (2,750)       (7,000)
     Restricted cash withdrawals, net                        326          202
                                                   ------------  ------------
          Net cash used for financing activities        (13,197)      (15,510)
                                                   ------------  ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (16,372)      (15,330)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         20,926        20,345
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $      4,554  $      5,015
                                                   ============  ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Assumption of net tax liabilities by Pacific
          Lumber                                   $        130  $      2,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                 $     12,718  $     13,362


The accompanying notes are an integral part of these financial statements.

                       SCOTIA PACIFIC HOLDING COMPANY

                  CONDENSED NOTES TO FINANCIAL STATEMENTS

1.        GENERAL

          The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Form 10-K. Any capitalized terms used but not defined in these Condensed Notes to Financial Statements are defined in the "Glossary of Defined Terms" contained in Appendix A. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the financial position of the Company at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. The Company is a wholly owned subsidiary of Pacific Lumber which is a wholly owned indirect subsidiary of MGI. MGI is a wholly owned subsidiary of MGHI, which is a wholly owned subsidiary of MAXXAM.

          SFAS No. 130 was issued in June 1997 with adoption required for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct charges to equity. For the three months ended March 31, 1998 and 1997, the Company did not have any items which would cause such a difference between "traditional" net income and comprehensive net income.

2.        RESTRICTED CASH

          Restricted cash represents the amount held by the trustee under the indenture governing the Company's Timber Notes. In addition, cash and cash equivalents includes $3,904,000 and $17,784,000 at March 31, 1998 and December 31, 1997, respectively, which is restricted for debt service payments on the Timber Notes.

3.        CONTINGENCIES

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Compliance with such laws and regulations plays a significant role in the Company's business. While compliance with such laws, regulations and judicial and administrative interpretations, together with the cost of litigation incurred in connection with certain timber harvesting operations of Pacific Lumber, have increased the costs of the Company, they have not had a significant adverse effect on the Company's financial position, results of operations or liquidity. However, these laws and related administrative actions and legal challenges have severely restricted the ability of Pacific Lumber to harvest virgin old growth timber, and to a lesser extent, residual old growth timber on the Company's timberlands.

          On September 28, 1996, the Pacific Lumber Parties entered into the Headwaters Agreement with the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands. A substantial portion of the Headwaters Timberlands contains virgin old growth timber. Approximately 4,900 of these acres are owned by Salmon Creek, with the remaining acreage being owned by the Company (Pacific Lumber having harvesting rights on approximately 300 of such acres). The Headwaters Timberlands would be transferred in exchange for (a) cash or other consideration from the United States and California having an aggregate fair market value of $300 million, and (b) approximately 7,800 acres of timberlands to be acquired from a third party. As part of the Headwaters Agreement, the Pacific Lumber Parties agreed to not enter the Headwaters Timberlands to conduct any logging or salvage operations.

          Closing of the Headwaters Agreement is subject to various conditions, including federal and California funding, approval of an SYP, approval of a Multi-Species HCP and issuance of the Permits and the issuance of certain tax agreements satisfactory to the Pacific Lumber Parties.

          In November 1997, President Clinton signed an appropriations bill which contains authorization for the expenditure of $250 million of federal funds towards consummation of the Headwaters Agreement. On February 27, 1998, Pacific Lumber, MAXXAM and various government agencies entered into the HCP/SYP Agreement regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP. The HCP/SYP Agreement provides that the Permits and Multi-Species HCP would have a term of 50 years, and would limit the activities which could be conducted by Pacific Lumber in twelve forest groves to those which would not be detrimental to marbled murrelet habitat. These groves aggregate approximately 8,000 acres and consist of substantial quantities of virgin and residual old growth redwood and Douglas-fir timber.

          The Company believes that the HCP/SYP Agreement is a favorable development that enhances its position in connection with legal and regulatory challenges to its THPs as well as the prospects for consummation of the Headwaters Agreement, the approval of the Multi-Species HCP and SYP and the issuance of the Permits. Several species, including the northern spotted owl, the marbled murrelet and the coho salmon, have been listed as endangered or threatened under the ESA and/or the CESA. Pacific Lumber has developed federal and state northern spotted owl management plans which permit harvesting activities to be conducted so long as Pacific Lumber adheres to certain measures designed to protect the northern spotted owl. The potential impact of the listings of the marbled murrelet and the coho salmon is more uncertain. If the Multi-Species HCP is approved, Pacific Lumber would be issued the Permits, which would allow limited incidental "take" of listed species so long as there was no "jeopardy" to the continued existence of the species and the Multi-Species HCP would identify the measures to be instituted in order to minimize and mitigate the anticipated level of take to the greatest extent possible. The Multi-Species HCP would not only provide for the Company's compliance with habitat requirements for currently listed species, it would also provide greater certainty and protection for the Company with regard to identified species that may be listed in the future. Pacific Lumber is attempting to include in the Multi-Species HCP a resolution of the effect of potential regulatory limits by the EPA on sedimentation, temperature and other factors for seventeen northern California rivers and certain of their tributaries, including rivers within Pacific Lumber's timberlands. These limitations would be aimed at protecting water quality.

          Lawsuits are pending or threatened which seek to prevent Pacific Lumber from implementing certain of its approved THPs or other operations. While challenges with respect to Pacific Lumber's young growth timber have historically been limited, a lawsuit relating to the coho salmon was recently filed under the ESA which relates to a significant number of THPs covering young growth timber of Pacific Lumber. While the Company expects these environmentally focused objections and lawsuits to continue, it believes that the HCP/SYP Agreement will enhance its position in connection with these challenges. The Company also believes that the Multi-Species HCP would expedite the preparation and facilitate approval of its THPs.

          The HCP/SYP Agreement also contains certain provisions relating to the SYP. The Company expects Pacific Lumber to propose an LTSY which is approximately 10% less than Pacific Lumber's average timber harvest over the last three years. If the SYP is approved by the CDF, Pacific Lumber will have complied with certain BOF regulations requiring that timber companies project timber growth and harvest on their timberlands over a 100-year planning period and establish an LTSY harvest level. The SYP must demonstrate that the average annual harvest over any rolling ten-year period will not exceed the LTSY harvest level and that Pacific Lumber's projected timber inventory is capable of sustaining the LTSY harvest level in the last decade of the 100-year planning period. An approved SYP is expected to be valid for ten years, although it would be subject to review after five years. Thereafter, revised SYPs will be prepared every decade that address the LTSY harvest level based upon reassessment of changes in the resource base and other factors.

          The final terms of the SYP, the Multi-Species HCP and the Permits are subject to additional negotiation and agreement among the parties as well as public review and comment. While the parties are working diligently to complete the Multi-Species HCP and the SYP as well as the other closing conditions contained in the Headwaters Agreement, there can be no assurance that the Headwaters Agreement will be consummated or that an SYP, Multi-Species HCP or Permits acceptable to Pacific Lumber will be approved. If the Headwaters Agreement is not consummated and Pacific Lumber is unable to harvest or is severely limited in harvesting on various of its timberlands, it intends to continue and/or expand its takings litigation seeking just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute an uncompensated governmental taking of private property for public use.

          In the event that a Multi-Species HCP is not approved, Pacific
Lumber will not enjoy the benefits of a more streamlined THP preparation and review process. Furthermore, if a Multi-Species HCP acceptable to Pacific Lumber is not approved, it is impossible for the Company to determine the potential adverse effect of the listings of the marbled murrelet and coho salmon or the EPA's potential regulatory limitations on river sedimentation on the Company's financial position, results of operations or liquidity until such time as the various regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on significant amounts of its timberlands, such effect could be materially adverse to the Company.

4.        DEFICIENCY IN NET ASSETS

          A reconciliation of the cumulative activity component of the Company's deficiency in net assets is as follows (in thousands):



                                                           THREE MONTHS
                                                              ENDED
                                                            MARCH 31,
                                                               1998
                                                          ------------
Balance at beginning of period                            $     (7,373)
Net income                                                         266
Assumption of net tax liabilities by Pacific Lumber                130
Dividends paid                                                  (2,750)
                                                          ------------
Balance at end of period                                  $     (9,727)
                                                          ============




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K subsequent to the filing of the Form 10-K. Any capitalized terms used but not defined in this Item are defined in the "Glossary of Defined Terms"contained in Appendix A.

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in several places in this Form 10-Q. Such statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "estimates," "will," "should," "plans" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may vary materially from those in the forward-looking statements as a result of various factors. These factors include the effectiveness of management's strategies and decisions, general economic and business conditions, developments in technology, new or modified statutory or regulatory requirements and changing prices and market conditions. This section and the Form 10-K identify other factors that could cause such differences. No assurance can be given that these are all of the factors that could cause actual results to vary materially from the forward-looking statements.

RESULTS OF OPERATIONS

          General
          The Mbfe concept was developed for use in structuring the Timber Notes in order to take account of the relative values of the species and categories of timber included in the Company Timber. Under the Mbfe concept, one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe. One thousand board feet, net Scribner scale, of each other species and category of timber included in the Company Timber was assigned a value in Mbfe equal to a fraction of an Mbfe. This fraction was generally determined by dividing the SBE Price applicable to such species and category for the first half of 1992 by the SBE Price applicable to residual old growth redwood for the first half of 1992.

          The Master Purchase Agreement generally contemplates that all sales of logs by the Company to Pacific Lumber will be at the SBE Price. The Harvest Value Schedule, which sets forth the SBE Prices, is published by the California State Board of Equalization at six month intervals for purposes of computing yield taxes imposed on the harvesting of timber. The published SBE Prices are based on average actual log sales prices between unrelated parties over a recent twenty-four month period. Therefore, SBE Prices may not necessarily be representative of actual prices that would be realized from unrelated parties at subsequent dates.

          Logging operations on the Company's timberlands are highly seasonal. Logging activity is normally significantly higher in the months of April through November than in the months of December through March. Management expects that the Company's revenues and cash flows will continue to reflect that seasonality.

          Log sales to Pacific Lumber
          Net sales from logs were $9.2 million and $17.5 million for the three months ended March 31, 1998 and 1997, respectively. The volume of log deliveries for such periods represented approximately 15,600 Mbfe and 30,000 Mbfe, respectively. The decrease in volume was due largely to well-above-normal rainfall during the 1998 period which hindered logging operations.

     Operating income and income before income taxes
     Operating income was $6.3 million and $13.2 million for the three months ended March 31, 1998 and 1997, respectively. Income before income taxes was $0.4 million and $7.1 million for the three months ended March 31, 1998 and 1997, respectively. The decline in operating income and income before income taxes is principally due to the decrease in log sales discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          In January 1998, the Company repaid approximately $10.8 million of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company paid $2.8 million of dividends to Pacific Lumber during the three months ended March 31, 1998. At March 31, 1998, the indenture governing the Timber Notes permitted the payment of $0.8 million of dividends which were paid on April 20, 1998.

TRENDS

          This section contains statements which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See above for cautionary information with respect to such forward-looking statements.

          The Company's business is subject to a variety of California and federal laws and regulations dealing with timber harvesting, threatened and endangered species and habitat for such species, and air and water quality. Moreover, these laws and regulations are modified from time to time and are subject to judicial and administrative interpretation. The Company is subject to certain pending matters which could have a material adverse effect on the Company's financial position, results of operations or liquidity. There can be no assurance that these pending matters or future governmental regulations, legislation or judicial or administrative decisions would not have a material adverse effect on the Company. See
Part II. Item 1. "Legal Proceedings" and Note 3 to the Financial Statements for further information regarding regulatory and environmental factors and the Headwaters Agreement affecting the Company.

          Judicial or regulatory actions adverse to the Company, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to conduct normal timber harvesting operations on the Company's timberlands.

                        PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. No material developments have occurred with respect to such legal proceedings.


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


                                  SCOTIA PACIFIC HOLDING COMPANY



Date: May 1, 1998                 By:    /S/ GARY L. CLARK
                                           Gary L. Clark
                                   Vice President - Finance and
                                          Administration

                                                                 APPENDIX A


                         GLOSSARY OF DEFINED TERMS


BOF:  California Board of Forestry

CDF:  California Department of Forestry

CESA:  California Endangered Species Act

Company: Scotia Pacific Holding Company, a wholly owned subsidiary of Pacific Lumber

Company Timber: The timber on approximately 171,000 acres of virtually contiguous commercial timber property owned by the Company and located along the northern California coast

EPA:  Environmental Protection Agency

ESA:  The federal Endangered Species Act

Form 10-K: The Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1997

HCP:  Habitat conservation plan

HCP/SYP Agreement: A February 27, 1998 Pre-Permit Application Agreement in Principle entered into by Pacific Lumber, MAXXAM and various government agencies regarding certain understandings that they had reached regarding the Multi-Species HCP, the Permits and the SYP

Headwaters Agreement: The September 28, 1996 agreement between the Pacific Lumber Parties, the United States and California which provides the framework for the acquisition by the United States and California of the Headwaters Timberlands

Headwaters Timberlands: Approximately 5,600 acres of Pacific Lumber timberlands consisting of two forest groves commonly referred to as the Headwaters Forest and the Elk Head Springs Forest

Liquidity Account: A liquidity account maintained by Scotia Pacific with respect to the Timber Notes

LTSY:  Long-term sustained yield

Mbfe: A concept developed for use in structuring the Timber Notes; under this concept one thousand board feet, net Scribner scale, of residual old growth redwood timber equates to one Mbfe

Master Purchase Agreement: The agreement entered into between Pacific Lumber and Scotia Pacific that governs all purchases of logs by Pacific Lumber from Scotia Pacific

MAXXAM:  MAXXAM Inc.

MGHI:  MAXXAM Group Holdings Inc., a wholly owned subsidiary of MAXXAM

MGI:  MAXXAM Group Inc., a wholly owned subsidiary of MGHI

Multi-Species HCP: The habitat conservation plan covering multiple species contemplated by the Headwaters Agreement

NMFS:  National Marine Fisheries Service

Pacific Lumber: The Pacific Lumber Company, an indirect, wholly owned subsidiary of MGI

Pacific Lumber Parties: Pacific Lumber, including its subsidiaries and affiliates, and MAXXAM

Permits:  The incidental take permits related to the Multi-Species HCP

Salmon Creek: Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber

SBE Price: The applicable stumpage price for a particular species and category of log, as set forth in the most recent Harvest Value Schedule published by the California State Board of Equalization at six month intervals for the purpose of computing yield taxes imposed on the harvesting of timber

Scheduled Amortization: The amount of principal which Scotia Pacific must pay through each Timber Note payment date in order to avoid prepayment or deficiency premiums

SFAS No. 130: Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

SYP: Sustained yield plan establishing long-term sustained yield harvest levels for a company's timberlands

THP: Timber harvesting plan required to be filed with and approved by the CDF prior to the harvesting of timber

Timber Notes: the 7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015

USFWS:  United States Fish and Wildlife Service